Form 10-K
period 2012-12-31
First Community Financial Partners, Inc.
filed 2013-03-15
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

333-185041
333-185043
333-185044
Commission file number

FIRST COMMUNITY FINANCIAL PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Illinois	20-4718752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 Black Road, Joliet, IL	60435
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:  (815) 725-0123

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive

Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $24,255,675 as of June 30, 2012, the last business day of the Registrant's most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates," and the Registrant is not bound by this determination for any other purpose.

There were issued and outstanding 16,048,418 shares of the Registrant's common stock as of date of filing March 15, 2013.

FIRST COUMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-K

DECEMBER 31, 2012

PART I

Item 1. Business

First Community

First Community Financial Partners, Inc. (“First Community” or the “Company”) was formed as a bank holding company in 2006 to focus on organizing de novo banks. First Community is headquartered in Joliet, Illinois. First Community has one banking subsidiary, First Community Financial Bank (the “Bank”). The Bank is the result of the consolidation of our four prior banking subsidiaries and affiliates, and is discussed in more detail below.

Prior to the closing of the Consolidation on March 12, 2013, First Community had an ownership interest in four banking subsidiaries and affiliates: First Community Bank of Joliet ("FCB Joliet"), First Community Bank of Plainfield ("FCB Plainfield"), First Community Bank of of Homer Glen & Lockport ("FCB Homer Glen"), and Burr Ridge Bank and Trust ("Burr Ridge"), as follows:

Bank	Common Stock Ownership Percentage	Preferred Stock Ownership Percentage
FCB Joliet	100%	n/a
FCB Plainfield	78.19%	96.97%
FCB Homer Glen	60.94%	100%
Burr Ridge	53.09%	n/a

The Consolidation
On August 27, 2012, First Community entered into definitive merger agreements that resulted in the merger of our four prior baking subsidiaries and affiliates, First Community Bank of Joliet (“FCB Joliet”), First Community Bank of Plainfield (“FCB Plainfield”), First Community Bank of Homer Glen & Lockport (“FCB Homer Glen”) and Burr Ridge Bank and Trust (“Burr Ridge) into First Community Financial Bank, an Illinois chartered banking institution that is wholly owned by First Community (the “Consolidation”). Specifically, the Consolidation consisted of the following mergers: (1) the merger of Interim First Community Bank of Plainfield, an interim Illinois state banking organized for the purpose of carrying out the Consolidation, with and into FCB Plainfield, which resulted in FCB Plainfield becoming a wholly owned subsidiary of First Community, (2) the merger of FCB Homer Glen with and into FCB Joliet, which resulted in the independent banking business of FCB Homer Glen ceasing and its business becoming part of FCB Joliet's banking business, (3) the merger of Burr Ridge with and into FCB Joliet, which resulted in the independent banking business of Burr Ridge ceasing and its business becoming part of FCB Joliet's banking business and (4) immediately following the consummation of the three mergers described above, the merger of FCB Joliet with and into FCB Plainfield, both of which were wholly owned by First Community at such time, which resulted in FCB Plainfield becoming the sole surviving bank following the Consolidation and wholly owned by First Community. Upon the closing of the Consolidation, FCB Plainfield was named First Community Financial Bank.
In each of the mergers included in the Consolidation, excluding the last step merger of the two then wholly owned banks, FCB Joliet and FCB Plainfield, the consideration paid by First Community to the stockholders of FCB Plainfield, FCB Homer Glen and Burr Ridge (other than shares held in any such bank's treasury or owned by any such bank's subsidiary, First Community or any First Community subsidiary) consisted of common stock of First Community registered with the SEC pursuant to Registration Statements on Form S-4. Specifically, each such share of FCB Plainfield common stock was converted into the right to receive 2.30 shares of First Community common stock, each such share of FCB Plainfield preferred stock was converted into the right to receive 305.9 shares of First Community common stock, each such share of FCB Homer common stock was converted into the right to receive 1.20 shares of First Community common stock, and each such share of Burr Ridge common stock was converted into the right to receive 2.81 shares of First Community stock. This resulted in the issuance of approximately 4,000,525 shares of First Community common stock.
Pursuant to the terms of the Consolidation, all existing FCB Plainfield, FCB Homer Glen and Burr Ridge stock options outstanding as of the time immediately prior to the effective time of the Consolidation terminated in their entirety and were replaced with restricted stock unit awards issued under First Community's 2008 Equity Incentive Plan.  Each such option was valued using the Black Scholes valuation method. The number of First Community restricted stock units issued per option was calculated by dividing the applicable Black Scholes value for each such option by a value for a First Community restricted stock unit as agreed to by First Community and each of FCB Plainfield, FCB Homer Glen and Burr Ridge, as applicable.  The 150,350 FCB Plainfield stock options outstanding as of the time immediately prior to the effective time of the Consolidation were replaced with 58,691, in the aggregate, restricted stock unit awards issued under First Community's 2008 Equity Incentive Plan.  The 179,333 FCB Homer Glen stock options outstanding as of the time immediately prior to the effective time of the Consolidation were replaced with 14,062, in the aggregate, restricted stock unit awards issued under First Community's 2008 Equity Incentive Plan.  The 364,750 Burr Ridge stock options outstanding as of the time immediately prior to the effective time of the Consolidation were replaced with 299,302, in the aggregate, restricted stock unit awards issued under First Community's 2008 Equity Incentive Plan.
The Bank
The Bank is a full-service community bank principally engaged in the business of commercial, family and personal banking, and offers their customers a broad range of loan, deposit, and other financial products and services through six full-service banking offices located in Cook, DuPage, and Will Counties, Illinois.
The Bank's primary business is making loans and accepting deposits. The Bank also offers customers a variety of financial products and services that are related or ancillary to loans and deposits, including cash management, funds transfers, bill payment and other online banking transactions, automated teller machines, and safe deposit boxes.
The Bank's primary lending area consists of the counties where the banking offices are located, and contiguous counties in the State of Illinois. The Bank derives the most significant portion of its revenues from these geographic areas.
The Bank originates deposits predominantly from the areas where the banking offices are located. The Bank relies on its favorable locations, customer service, competitive pricing, Internet access and related deposit services, such as cash management to attract and retain these deposits. While the Bank accepts certificates of deposit in excess of FDIC deposit insurance limits, the Bank generally does not solicit such deposits because they are more difficult to retain than core deposits and at times are more costly than wholesale deposits.
Lending Activities
The Bank's loan portfolio consist primarily of business and commercial real estate loans (business operating lines and term loans, owner occupied commercial real estate and investor commercial real estate, multi-family, construction and land development loans), which represented 62.34% of the total loan portfolio of $637.4 million at December 31, 2012. At December 31, 2012, $17.6 million, or 2.77% of the total loan portfolio, consisted of multi-family mortgage loans; $349.3 million, or 54.79% of the total loan portfolio, consisted of nonresidential real estate loans; $140.9 million, or 22.10% of the total loan portfolio, consisted of commercial loans; $30.5 million, or 4.78%, of the total loan portfolio, consisted of construction and land loans; and $77.6 million, or 12.17% of the total loan portfolio, consisted of one-to-four family residential mortgage loans, including home equity loans and lines of credit.
Deposit Activities
The Bank's deposit accounts consist principally of savings accounts, NOW accounts, checking accounts, money market accounts, certificates of deposit, and IRAs and other qualified plan accounts. The Bank also provides commercial checking accounts and related services such as cash management, as well as provide low-cost checking account services.
At December 31. 2012, the Bank's deposits totaled $780.7 million; interest-bearing deposits totaled $666.5 million; non-interest-bearing demand deposits totaled $114.1 million; savings, money market and NOW account deposits totaled $269.9 million; and certificates of deposit totaled $396.7 million.
Competition
First Community and the Bank face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans and leases comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from Internet financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.
We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. In addition, we reward long-standing relationships with preferred rates and terms on deposit products based on existing and prospective lending business. We do not rely on any individual, group or entity for a material portion of our loans or our deposits.
Employees
At December 31, 2012, First Community and the Bank had 98 full-time employees and 5 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

Supervision and Regulation

Overview

Financial institutions, their holding companies and their affiliates are highly regulated both at the federal and state levels. Financial institution regulation and supervision is intended for the protection of depositors, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) and the banking system as a whole, and not necessarily for the protection of a bank or a bank holding company's stockholders or creditors. The banking regulators have extensive discretion in connection with their supervisory, regulatory and enforcement powers over First Community, as a regulated bank holding company, and over the Bank, as a regulated subsidiary depository institution. As a result, the growth and earnings performance of First Community is affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of the applicable bank regulatory authorities.

As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHC Act”), First Community is regulated and supervised by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank, as an Illinois state-chartered bank that is not members of the Federal Reserve System, is regulated by both the IDFPR and the FDIC. The Bank is required to file periodic reports and are subject to periodic examination by both the IDFPR and FDIC. In addition, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC has backup enforcement authority over an insured depository institution holding company, such as First Community, if the conduct or threatened conduct of such holding company poses a risk to the DIF.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular (some of which are discussed in more detail below), and among other things, the Dodd-Frank Act:

●	created the Bureau of Consumer Financial Protection which regulates providers of consumer credit, savings, payment and other consumer financial products and services;
●
narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorney generals to bring actions to enforce federal consumer protection legislation;

●	imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions;
●	repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting financial institutions to pay interest on business transaction and other accounts;
●	significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property;
●	created the Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation;
●	provides for enhanced regulation of advisers to private funds and of the derivatives markets;
●	enhances oversight of credit rating agencies;
●
changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling and size of the DIF, and increased the floor applicable to the size of the DIF; and

●	prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Some of the required regulations have been issued and some have been released for public comment, but many have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of First Community and the Bank will continue to evaluate the effect of these changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the business, financial condition and results of operations of First Community and the Bank.

The Increasing Regulatory Emphasis on Capital

First Community and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies noted above. Failure to meet regulatory capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings and other factors.

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase as a result of the Dodd-Frank Act, but the type of instruments that constitute capital will also change and, after a three-year phase-in period beginning in January 2013, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions. Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

Required Capital Levels. The Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. First Community has assets of less than $15 billion and has not issued any trust preferred securities, but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the Bank is subject to, and, after the phase-in period, First Community will be subject to, the following minimum capital standards:

●	a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and
●
a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For this purpose, “Tier 1 capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus “Tier 2 capital”, which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 capital, and a portion of the Bank's allowance for loan and lease losses.

At December 31, 2012, our four prior banking subsidiaries and affiliates, on a consolidated basis, had a leverage ratio of 9.87%, a Tier 1 capital ratio of 12.60% and a total capital ratio of 14.46%.

The capital requirements described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities may qualify for expedited processing of other required notices or applications, and may accept brokered deposits. Under the capital regulations of the FDIC, in order to be “well-capitalized,” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater. The Federal Reserve's guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

It is important to note that certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in a Tier 1 capital determination. Once fully implemented, these provisions may represent regulatory capital requirements which are meaningfully more stringent than those outlined above.

Basel III. On June 7, 2012, the Board of Governors of the Federal Reserve System approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to First Community and the Bank. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules were subject to a comment period running through September 7, 2012. On August 8, 2012 the Federal Reserve extended the comment period for its proposed capital regulations to October 22, 2012, but the final rules have not yet been released. The rules were expected to be implemented beginning in January 2013, however, on November 9, 2012, the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Comptroller of the Currency announced that the implementation of the proposed rules was delayed.

The proposed rules include new risk-based capital and leverage ratios, which were intended to be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to First Community and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which, such as trust preferred securities, would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions will take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section

939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banking organizations with greater than $250 billion in consolidated assets.

First Community continues to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act, as they continue to progress through the final rule-making process.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, then President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“UST”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority under the EESA, a number of temporary emergency programs were announced and implemented including the UST's Capital Purchase Program (“CPP”). Pursuant to this program, the UST, on behalf of the U.S. government, purchased preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The terms of the preferred stock purchased by the UST included a dividend rate of 5% per year, until the fifth anniversary of the UST's purchase, and a dividend rate of 9% thereafter. During the time the UST holds securities purchased pursuant to the CPP, participating financial institutions are required to comply with certain (i) provisions regarding executive compensation paid to senior executives and certain other employees and (ii) corporate governance disclosure and certification requirements. Participation in the CPP also imposes certain restrictions upon a financial institution's ability to pay dividends to its common stockholders and on its stock repurchase activities. We elected to participate in the CPP, and on December 11, 2009, we issued and sold senior preferred stock to the UST, which generated $22 million of proceeds to First Community.

Pursuant to the terms of the CPP, and subject to the consent requirements described in the next sentence, while any of our senior preferred stock issued under the CPP is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the senior preferred stock are fully paid.

First Community

General. First Community is a registered bank holding company under the BHC Act and Illinois law. In addition to supervision and regulation, the BHC Act also governs the activities that are permissible to bank holding companies and their affiliates and permits the Federal Reserve, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies and their non-banking affiliates to correct and curtail unsafe or unsound banking practices. Under the Dodd-Frank Act and longstanding Federal Reserve policy, bank holding companies are required to act as a source of financial strength to each of their subsidiaries pursuant to which such holding companies may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not otherwise do so.

The BHC Act further regulates holding company activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit and expansion through mergers and acquisitions.

The Gramm-Leach-Bliley Act of 1999 significantly amended the BHC Act. The amendments, among other things, allow certain qualifying bank holding companies that elect treatment as “financial holding companies” to engage in activities that are financial in nature and that explicitly include the underwriting and sale of insurance. First Community has not elected to be treated as a financial holding company and accordingly we generally must limit our activities to banking activities and activities that are closely related to banking.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHC Act generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHC Act and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank be in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

The BHC Act generally prohibits First Community from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit First Community to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHC Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHC Act and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, First Community has not applied for approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances in cases of ownership of 10% of more.

Dividend Payments, Indebtedness and Redemption of Company Stock. First Community's ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, First Community is subject to the limitations of the Illinois Business Corporation Act, which prohibit First Community from paying dividends if First Community is, or by payment of the dividend would become, insolvent, or if the payment of dividends would result in the net assets of First Community being less than zero or less than the maximum amount payable at the time of distribution to shareholders having preferential rights in liquidation if First Community were then to be liquidated. Additionally, both First Community and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

As a bank holding company, First Community is a legal entity separate and distinct from the Bank. Historically, First Community has not received any dividends from its pre-Consolidation banking subsidiaries and affiliates. Currently, First Community is required to obtain prior written approval from the Federal Reserve prior to the declaration or payment of dividends by First Community, any increase in indebtedness of First Community or the redemption of First Community stock.

Further, with respect to First Community's participation in the CPP, the terms of our senior preferred stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the senior preferred stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the senior preferred stock have been fully paid.

The Bank

General. The Bank is an Illinois state-chartered bank that is not a member of the Federal Reserve System and accepts deposits which are insured by the FDIC.

Enforcement Powers of Our Bank Regulators; Prompt Corrective Action. A banking organization's capital plays an important role in connection with regulatory enforcement. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators'

powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include:

●	requiring the institution to submit a capital restoration plan,
●	limiting the institution's asset growth and restricting its activities,
●	requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired,
●	restricting transactions between the institution and its affiliates,
●	restricting the interest rate the institution may pay on deposits,
●	ordering a new election of directors of the institution,
●	requiring that senior executive officers or directors be dismissed,
●	prohibiting the institution from accepting deposits from correspondent banks,
●	requiring the institution to divest certain subsidiaries,
●	prohibiting the payment of principal or interest on subordinated debt, and
●	ultimately, appointing a receiver for the institution.

As of December 31, 2012, no Bank was subject to a formal enforcement action from the FDIC or the IDFPR, each Bank exceeded its minimum regulatory capital requirements under the FDIC capital adequacy guidelines, and each Bank was “well-capitalized,” as defined by the FDIC's regulations.

Informal Regulatory Action. On March 21, 2012, FCB Joliet entered into a Memorandum of Understanding with the FDIC and the IDFPR. This memorandum is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The memorandum documents an understanding among FCB Joliet, the FDIC and IDFPR, that, among other things, FCB Joliet will have and maintain its Tier 1 capital ratio at a minimum of 8% for the duration of the memorandum, and will maintain its ratio of total capital to risk-weighted assets at a minimum of 12% for the duration of the memorandum.

On April 18, 2012, FCB Homer Glen entered into a Memorandum of Understanding with the FDIC and the IDFPR. This memorandum is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The memorandum documents an understanding among FCB Homer Glen, the FDIC and IDFPR, that, among other things, FCB Homer Glen will have and maintain its Tier 1 capital ratio at a minimum of 8.5% for the duration of the memorandum, and will maintain its ratio of total capital to risk-weighted assets at a minimum of 12.5% for the duration of the memorandum.

As part of its approval of the Consolidation, the FDIC requires that First Community Financial Bank remain subject to these informal regulatory actions instituted at FCB Joliet and FCB Homer Glen.

Failure to comply with the terms of the memoranda could result in enforcement orders or penalties from our regulators, under the terms of which we could, among other things, become subject to restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such enforcement order or action could have a material adverse effect on us.

De Novo Bank. Each of FCB Plainfield, FCB Homer Glen and Burr Ridge were chartered as follows:

Bank	Charter Date
FCB Plainfield	October 28, 2008
FCB Homer Glen	December 15, 2008
Burr Ridge	April 9, 2009

As a result, First Community Financial Bank, which was known as FCB Plainfield prior to the Consolidation, remains subject to certain of the FDIC's de novo bank requirements until the Bank has been chartered for a period longer than seven years. Until the Bank has been chartered for a period longer than seven years, it is required, among other items, to obtain FDIC approval for any material change to its business plan and to maintain a Tier 1 leverage capital ratio of at least 8%.

Standards for Safety and Soundness. The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. The guidelines establish certain safety and soundness standards for all depository institutions. The operational and managerial standards in the guidelines relate to the following: internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, and earnings.

Rather than providing specific rules, the guidelines set forth basic compliance considerations and guidance with respect to a depository institution.

Failure to meet the standards in the guidelines, however, could result in a request by the Bank's regulators to provide a written compliance plan to demonstrate its efforts to come into compliance with such guidelines. Failure to provide a plan or to implement a provided plan requires the appropriate federal banking agency to issue an order to the institution requiring compliance. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement actions by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Interstate Branching. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), an adequately capitalized and managed bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under the target's state laws, but remain subject to the target's state requirements that a bank be organized and operating for a minimum period of time. Subject to certain other restrictions, the Riegle-Neal Act also authorizes banks to merge across state lines to create interstate branches. The Riegle-Neal Amendments Act of 1997 and the Regulatory Relief Act of 2006 provide further guidance on the application of host state laws to any branch located outside the host state. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments.

Deposit Insurance Premiums. Each Bank is a member of the DIF and pays an insurance premium to the fund based upon its assessable deposits on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. The FDIC is authorized to conduct examinations of and require reporting by FDIC insured institutions. It is also authorized to terminate a depository bank's deposit insurance upon a finding by the FDIC that the bank's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank's regulatory agency.

The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2012. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAG”) that expired on December 31, 2010 and it covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts. Unlike TAG, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC is required to attain this ratio by September 30, 2020. In addition, the Dodd-Frank Act had a significant impact on the calculation of deposit insurance assessment premiums. Beginning April 1, 2011, the Dodd-Frank Act required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution's average consolidated total assets during the assessment period minus average tangible equity.

The amount of the assessment rate is a function of the institution's risk category, of which there are four, and assessment base. An institution's risk category is determined according to its supervisory rating and capital level. The assessment rates for risk categories are calculated according to a formula, which relies on supervisory ratings and either certain financial ratios or long-term debt ratings. Because the system is risk-based, it allows banks to pay lower assessments to the FDIC as their capital levels and supervisory ratings improve. Similarly, if these indicators deteriorate, affected institutions will have to pay higher assessments to the FDIC. Assessment rates range from 2.5 basis points to 45 basis points. The FDIC rule also provides the FDIC's Board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment if certain restrictions are met.

Under the Federal Deposit Insurance Act, the FDIC's Board has the authority to set the annual assessment rate range for the various risk categories within certain regulatory limits and to impose special assessments upon insured depository institutions when deemed necessary by the FDIC's Board. The FDIC imposed an emergency special assessment on June 30, 2009, which was collected on September 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring prepayment of 13 quarters of FDIC premiums. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessments for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

FICO Assessments. DIF insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. These assessments will continue until the bonds mature in 2019.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the IDFPR to fund the agency's operations. The amount of the assessment is calculated on the basis of a bank's total assets.

Interagency Appraisal and Evaluation Guidelines. In December 2010, the federal banking agencies issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updated guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. It incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. This guidance also requires institutions to utilize strong internal controls to ensure reliable appraisals and evaluations and to monitor and periodically update valuations of collateral for existing real estate loans and transactions.

S.A.F.E. Act Registration Requirements. In connection with implementation of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “S.A.F.E. Act”), the federal banking agencies announced final rules in July 2010. These rules implemented the provisions of the S.A.F.E. Act requiring employees of agency-related institutions to register with the Nationwide Mortgage Licensing System and Registry, a database created by the states to support the licensing of mortgage loan originators. Residential mortgage loan originators must register prior to originating residential mortgage loans.

Community Reinvestment Act Requirements. Each Bank is subject to periodic Community Reinvestment Act (“CRA”) review by our primary federal regulators. The CRA does not establish specific lending requirements or programs for financial institutions and does not limit the ability of such institutions to develop products and services believed to be best-suited for a particular community. Note that an institution's CRA assessment can be used by its regulators in their evaluation of certain applications, including a merger or the establishment of a branch office. An unsatisfactory CRA rating may form the basis for denial of such application.

The four pre-Consolidation banking subsidiaries and affiliates underwent CRA examinations as follows:

Bank	Date	Rating
FCB Joliet	August 2011	Satisfactory
FCB Plainfield	November 2009	Satisfactory
FCB Homer Glen	December 2009	Satisfactory
Burr Ridge	April 2010	Satisfactory

Transactions with Affiliates. Each Bank must comply with Sections 23A and 23B of the Federal Reserve Act containing certain restrictions on its transactions with affiliates. In general terms, these provisions require that transactions between a banking institution or its subsidiaries and such institution's affiliates be on terms as favorable to the institution as transactions with non-affiliates. In addition, these provisions contain certain restrictions on loans to affiliates, restricting such loans to a percentage of the institution's capital. A covered “affiliate,” for purposes of these provisions, would include First Community and any other company that is under our common control.

The Dodd-Frank Act significantly expanded the scope and coverage of the limitations on affiliate transactions within a banking organization and included specific changes to the law related to the definition of “covered transaction” in Sections 23A and 23B, limitations on asset purchases from insiders and increased in the amount of time for which collateral requirements for covered transactions must be maintained. With respect to the definition of “covered transaction,” the Dodd-Frank Act now defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank's loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (i) the transaction is conducted on market terms between the parties, and (ii) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution's noninterested directors.

Additionally, certain transactions with our directors, officers or controlling persons are also subject to conflicts of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the financial institution.

Government Monetary Policies and Economic Controls. Our earnings and growth, as well as the earnings and growth of the banking industry, are affected by the credit policies of monetary authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits, and changes in the Federal Reserve discount rate. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

In view of changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on our business and earnings or on the financial condition of our various customers.

Changes to Mortgage Loan Originator Compensation. Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction's terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3.9% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both.

These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning record-keeping.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, many of which have the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. We cannot predict whether any such legislation will be passed or the impact, if any, it would have on our business.

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of First Community or the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. First Community and the Bank cannot predict whether any such legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of First Community or any of the Bank. A change in statutes, regulations or regulatory policies applicable to First Community or the Bank could have a material effect on the business of First Community or the Bank.

Other Regulatory Authorities

In addition to regulation, supervision and examination by federal banking agencies, we and certain of our subsidiaries and affiliates are subject to other federal and state laws and regulations, and to supervision and examination by other regulatory and self-governing authorities.

Internet Website

We maintain a website with the address www.fcbankgroup.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Item 1A. Risk Factors

RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond First Community's control, could negatively impact First Community or the Bank. As financial institutions, First Community and the Bank are exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others. Adverse experience with these or other risks could have a material impact on the financial condition and results of operations of First Community or the Bank, as well as the value of First Community common stock.
Risks Relating to our Business.
Our business may be adversely affected by the highly regulated environment in which we operate.
The Company and the Bank are subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors' funds, FDIC funds, customers and the banking system as a whole, rather than stockholders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy and growth, among other things.
As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. The Bank, as Illinois-chartered banks, is subject to regulation and supervision by both the IDFPR and the FDIC. We and the Bank undergo periodic examinations by these regulators, which have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.
The primary federal and state banking laws and regulations that affect us are described in this annual report under the section captioned “Supervision and Regulation.” These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks will be regulated in the future. In addition, the Federal Reserve has adopted numerous new regulations addressing banks' overdraft and mortgage lending practices. Further, the Bureau of Consumer Financial Protection was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.
Such changes, including changes regarding interpretations and implementation, could affect the Company in substantial and unpredictable ways and could have a material adverse effect on the Company's business, financial condition and results of operations. Further, such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to the Company's reputation, which could have a material adverse effect on the Company's business, financial condition and results of operations. The policies of the Federal Reserve also have a significant impact on us. Among other things, the Federal Reserve's monetary policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on our business, financial condition and results of operations.
Competition from financial institutions and other financial services providers may adversely affect our growth and profitability and have a material adverse effect on us.
We operate in a highly competitive industry and experience intense competition from other financial institutions in our market. We compete with these institutions in making loans, attracting deposits and recruiting and retaining talented people. We also compete with nonbank financial service providers, including mortgage companies, finance companies, mutual funds and credit unions. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result. We have observed that the competition in our market for making commercial loans has resulted in more competitive pricing and credit structure, as well as intense competition for qualified commercial lending officers. We also may face a competitive disadvantage as a result of our smaller size, limited branch network, narrower product offerings and lack of geographic diversification as compared to some of our larger competitors. Although our competitive strategy is to provide a distinctly superior customer and employee experience, this strategy could be unsuccessful. Our growth and profitability depend on our continued ability to compete effectively within our market area and our inability to do so could have a material adverse effect on us.
Our business is subject to the conditions of the local economy in which we operate and continued weakness in the local economy and the real estate markets may materially and adversely affect us.
Our success is dependent to a large extent upon the general economic conditions in the Chicago area where the Bank provides banking and financial services. Accordingly, the local economic conditions in Chicago have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.
Our operating results have been negatively impacted by the historically high level of nonperforming loans in our commercial loan portfolio. Continued weakness in the Illinois and Chicago area economy has had and may continue to have a material adverse affect on us, including higher provisions for loan losses and net loan charge-offs, lower net interest income caused by an increase in nonaccrual loans, and higher legal and collection costs. In addition, we may be required to continue to devote substantial additional attention and resources to nonperforming asset management rather than focusing on business growth activities. Continued adverse conditions in the local economy could also reduce demand for new loans and other financial services and impair our ability to attract and retain deposits.
Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.
From December 2007 through June 2009, the United States economy was in recession. Business activity across a wide range of industries and regions in the United States was greatly reduced. Although general economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak, and unemployment remains at historically high levels, including within the Chicago area, where most of our customers are located. In addition, local governments and many businesses continue to experience serious difficulty due to lower consumer spending and decreased liquidity in the credit markets.
Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.
The Company's financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent upon the business environment in the markets where the Company operates, in the state of Illinois generally and in the United States as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

On August 5, 2011, Standard & Poor's lowered its long term sovereign credit rating on the United States of America from AAA to AA+. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on us. Many of our investment securities are issued by U.S. government sponsored entities.
Further, concerns about the European Union's sovereign debt crisis have also caused uncertainty for financial markets globally. Such risks could indirectly affect the Company by affecting its hedging or other counterparties, as well as the Company's customers with European businesses or assets denominated in the euro or companies in the Company's market with European businesses or affiliates.
Overall, during 2012, the business environment has been unfavorable for many households and businesses in the United States. While economic conditions in the Chicago area, the state of Illinois and the United States have generally improved since the recession, improvement may not continue or occur at a meaningful rate. Such conditions could materially and adversely affect us.
The preparation of our consolidated financial statements requires us to make estimates and judgments, which are subject to an inherent degree of uncertainty and which may differ from actual results.
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and general reporting practices within the financial services industry, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies, such as those pertaining to our allowance for loan loss and deferred tax asset and the necessity of any related valuation allowance, require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have a material adverse effect on our financial condition or results of operations in subsequent periods.
Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio, which could have a material adverse effect on us.
Making loans is a substantial part of our business, and every loan we make is subject to the risk that it will not be repaid or that any underlying collateral in the case of secured loans will not be sufficient to assure full repayment. Among other things, the risk of non-payment is affected by:

•	changes in economic, market and industry conditions,

•	the credit risks associated with the particular borrower and type of loan,

•	cash flow of the borrower and/or the project being financed,

•	the duration of the loan, and

•	opportunities to identify potential loan repayment issues when remedial action may be most effective.
We maintain an allowance for loan losses, which is established through an accounting reserve established through a provision for loan losses charged to expense, which we believe is adequate to provide for probable losses inherent in our loan portfolio as of the corresponding balance sheet date. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. Continuing deterioration in or stagnation of economic conditions affecting borrowers, new information regarding existing loans and any underlying collateral, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance for loan losses.
In addition, our federal and state regulators periodically review our allowance for loan losses and, based on judgments that differ from those of our management, may require an increase in our provision for loan losses or the recognition of further loan charge-offs. Further, if loan charge-offs in future periods exceed our allowance for loan losses, we will need additional provisions to increase the allowance. Any increases in our allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on us.
We are subject to interest rate risk, including interest rate fluctuations, that could have a material adverse effect on us.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the

Company's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Open Market Committee of the Federal Reserve.
Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:

•	the Company's ability to originate loans and obtain deposits,

•	the fair value of the Company's financial assets and liabilities, and

•	the average duration of the Company's securities portfolio.
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore, earnings and cash flows, could be adversely affected. Earnings and cash flows could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on the Company's results of operations, if these strategies prove ineffective, or if any substantial, unexpected and prolonged change in market interest rates occurs, such events could have a material adverse effect on us.
We have counterparty risk and therefore we may be materially and adversely affected by the soundness of other financial institutions.
Our ability to engage in routine funding and other transactions could be materially and negatively affected by the actions and the soundness of other financial institutions. Financial services institutions are generally interrelated as a result of trading, clearing, counterparty, credit or other relationships. We have exposure to many different industries and counterparties and regularly engage in transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions may expose us to credit or other risks if another financial institution experiences adverse circumstances. In certain circumstances, the collateral that we hold may be insufficient to fully cover the risk that a counterparty defaults on its obligations, which may cause us to experience losses that could have a material adverse affect on us.
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. First Community's controls and procedures may fail or be circumvented.
There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. Employee fraud, errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to civil claims for negligence.
We maintain a system of internal controls and procedures designed to reduce the risk of loss from employee or customer fraud or misconduct, employee errors and operational risks, including data processing system failures and errors and customer or employee fraud. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on us.
First Community is dependent upon outside third parties for processing and handling of our records and data.
The Company relies on software developed by third party vendors to process various Company transactions. In some cases, the Company has contracted with third parties to run their proprietary software on behalf of the Company. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio management. While the Company performs a review of controls instituted by the applicable vendor over these programs in accordance with industry standards and performs its own testing of user controls, the Company must rely on the continued maintenance of controls by these third party vendors, including safeguards over the security of customer data. In addition, the Company maintains, or contracts with third parties to maintain, backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or a breach of security may have a material adverse effect on us.
System failure or breaches of our network security, including with respect to our internet banking activities, could subject us to increased operating costs as well as litigation and other liabilities.
The computer systems and network infrastructure we use in our operations and internet banking activities could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Computer break-ins, “phishing” and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, as well as that of our customers engaging in internet banking activities. In addition, advances in computer capabilities or other developments could result in a compromise or breach of our systems designed to protect customer data. Although we have procedures in place to prevent or limit the effects of any of these potential problems and intend to continue to implement security technology and establish operational procedures to mitigate the risk of such occurrences, these measures could be unsuccessful. Any interruption in, or breach in security of, our computer systems and network infrastructure, or that of our internet banking customers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us.
We are subject to lending concentration risks.
We have focused on repositioning our portfolio to reduce our exposure to industries and sectors that we no longer consider economically desirable. As of December 31, 2012, approximately 84.45% of the Bank's loan portfolios consisted of commercial loans of which approximately 73.83% are commercial real estate loans. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for higher losses on an individual loan basis. Credit quality issues on larger commercial loans, if they were to occur, could cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans, and the amount of charge-offs and recoveries between periods. The deterioration of any one or a few of these loans may cause a significant increase in uncollectible loans, which would have a material adverse impact on us.
The problems that have occurred in the residential real estate and mortgage markets throughout much of the United States also affected the commercial real estate market. In our market areas, we have generally experienced a downturn in credit performance by our commercial real estate loan customers, and in light of the uncertainty that exists in the economy and credit markets, there can be no guarantee that we will not experience further deterioration in the performance of commercial real estate and other real estate loans in the future. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and materially and adversely affect our operating results, financial condition or capital levels.
We may not be able to access sufficient and cost-effective sources of liquidity.
Liquidity is essential to our business and drives our ability to make new loans or invest in securities. In addition, the Company requires liquidity to meet its deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy generally. Factors that could reduce our access to liquidity sources include a downturn in the Chicago area market, difficult credit markets or adverse regulatory actions against us.

As part of our liquidity management, we use a number of funding sources in addition to what is provided by in-market deposits and repayments and maturities of loans and investments. Although we have increased our funding from our core customers to reduce our reliance on wholesale funding, we continue to use brokered money market accounts and certificates of deposits, out-of-local-market certificates of deposit, broker/dealer repurchase agreements, federal funds purchased and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances as a source of liquidity.
Under FDIC regulations, only “well-capitalized” institutions may issue brokered certificates of deposit (“CDs”) without prior regulatory approval. Each of the Banks is currently categorized as “well-capitalized” and, therefore, may continue to utilize this funding source. Brokered CD distributors may use other criteria in determining which banks to allow to issue brokered CDs through their distribution network. If our access to the brokered CD market were reduced in any material respect, it could lead to an inability to replace brokered deposits at maturity, which would result in higher costs to, or reduced asset levels at, a bank.
Our liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on our outstanding debt and equity instruments, capital we inject into any of the Banks, redemption of our previously issued debt, proceeds we raise through the issuance of debt and equity instruments, and dividends received from any of the Banks (if permitted). Our future liquidity position may be materially adversely affected if, in the future, one or a combination of the following events occur:

•	the Bank reports net losses or its earnings are weak relative to our cash flow needs as a holding company,

•
we deem it advisable or are required by our regulators to use cash at the holding company level to support loan growth of the Bank or address other capital needs of the Bank through downstream capital injections, or

•	we have difficulty raising cash at the holding company level through the issuance of debt or equity securities or accessing additional sources of credit.
Given the losses recorded by the bank subsidiaries and affiliates from 2008 through 2011 and the resulting limitations imposed by our regulators on the ability of the Bank to pay dividends to First Community, we have been dependent upon our current cash position and cash proceeds generated by capital raises to meet liquidity needs at the holding company level. If we foresee that we face diminished liquidity, we may, to the extent possible, seek to issue additional debt or securities which could cause ownership or economic dilution to our current shareholders.
We are subject to liquidity risk, including unanticipated deposit volatility.
Our usual liquidity management challenges include responding to potential volatility in our customers' deposit balances. We primarily use advances from the FHLB, broker/dealer repurchase agreements and federal funds purchased to meet our immediate liquidity needs. We have maintained stable client deposits since inception in 2004, which has allowed us to not rely on wholesale funding sources. However, our recent level of client deposits may not continue, our client deposits may not remain at current levels and we may not be able to maintain the recent reduced reliance on wholesale deposits. Increased customer confidence in general economic conditions, higher expected rates of return on other investments (including a rise in interest rates) or additional restrictions on the availability of FDIC coverage could each cause our customers to move all or a portion of their deposits to other investment options, thus causing a reduction in our deposits and increasing our reliance on wholesale or other funding sources.
In addition, we have customers that maintain significant deposit balances with us, the immediate withdrawal of which could have a material adverse affect on our daily liquidity management. Further, the number of branches we maintain is small relative to our asset size, which could negatively impact our ability to acquire new deposits. In the event that we experience a significant deposit outflow, our liquidity could be negatively impacted such that our capital position, reputation or profitability could also be adversely affected. If we fail to effectively manage the risk of deposit volatility, we could be materially and adversely affected.
The recent repeal of federal prohibitions on payment of interest on business demand deposits could increase the Company's interest expense and have a material adverse effect on us.
All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. If competitive pressures require the Company to pay interest on these demand deposits to attract and retain business customers, its interest expense would increase and its net interest margin would decrease. This could have a material adverse effect on us. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.
Changes in our credit ratings could increase our financing costs or make it more difficult for us to obtain funding or capital on commercially acceptable terms.
We are rated by several different rating agencies, including IDC and Bankrate.com. Many factors, both within and out of our control, may cause these agencies to downgrade their ratings related to the Company, which could subject us to negative publicity, adversely impact our ability to acquire or retain deposits and increase our cost of borrowing or limit our asset growth. Also, our credit ratings are an important factor to the institutions that provide our sources of liquidity, and reductions in our credit ratings could adversely affect our liquidity, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.
The Company is a bank holding company and its sources of funds are limited.
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. The Company's ability to receive dividends or loans from the Bank is restricted and therefore the ability to pay dividends to shareholders is restricted. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Banks and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, the Company's right to participate in the assets of the Bank in the event of a liquidation or reorganization of the Bank would be subject to the claims of the Bank's creditors, including depositors, which would take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2012, the Company had deposits and other liabilities of approximately $814.7 million.
Our business strategy is dependent on our continued ability to attract, develop and retain highly qualified and experienced personnel in senior management and customer relationship positions.
We believe our future success is dependent, in part, on our ability to attract and retain highly qualified and experienced personnel in key senior management and other positions. Our competitive strategy is to provide each of our commercial customers with a highly qualified relationship manager that will serve as the customer's key point of contact with us. Achieving the status of a “trusted advisor” for our customers also requires that we minimize relationship manager turnover and provide stability to the customer relationship. Competition for experienced personnel in our industry is intense, and we may not be able to successfully attract and retain such personnel.
Our recent operating results have reduced our cash-based incentive awards to senior management and other key employees.
Our reputation could be damaged by negative publicity.
Reputational risk, or the risk to us from negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators, ratings agencies and others as a result of that conduct. Damage to our reputation could impact our ability to attract new or maintain existing loan and deposit customers, employees and business relationships.
New lines of business or new products and services may subject us to certain additional risks.
From time to time, we will consider and may enter into new lines of business or offer new products or services. These activities can involve a number of uncertainties, risks and expenses, including the investment of significant time and resources, and our projected price and profitability targets may not be attainable or our efforts may not be successful. These initiatives have required and will continue to require us to enter geographical markets that are new to us. In addition, new lines of business and new products and services could significantly impact the effectiveness of our system of internal controls, and present requirements for legal compliance with which we were previously unfamiliar. Failure to successfully manage these risks could have a material adverse affect on us.
We may experience difficulties in managing our future growth.
Our future success in part, depends on our achieving growth in commercial banking relationships that result in increased commercial loans outstanding at yields that are profitable to us. Achieving our growth targets requires us to attract customers who currently bank at other financial institutions in our market, thereby increasing our share of the market. Our commercial banking strategy is to provide a local, high-touch relationship servicing experience that we believe is attractive to customers in our marketplace. In addition, we actively pursue high quality relationship managers to extend our reach in the market place. Although we believe that we have the necessary resources in place to successfully manage our future growth, our growth strategy exposes us to certain risks and expenses, and we may not be able to expand our market presence or that any such expansion will not adversely affect our results of operations. Our strategy for future growth also may place a significant strain on our management, personnel, systems and resources. Maintaining credit quality while growing our loan portfolio is critical to achieving and sustaining profitable growth. We may not be able to manage our growth effectively. If we fail to do so, we would be materially harmed.
In furtherance of our growth strategy, we may also seek to reorganize or consolidate our corporate structure or acquire other financial institutions or parts of those institutions in the future, and we may engage in banking center expansion. In connection with future reorganizations, consolidations or acquisitions, we may issue equity securities which could cause ownership and economic dilution to our current shareholders. Moreover, our regulators will need to formally approve our implementation of a reorganization, consolidation or acquisition strategy. Furthermore, following any future reorganization, consolidation, mergers or acquisitions, our integration efforts may not be successful or , after giving effect to the acquisition, we may not achieve a level of profitability that will justify the investment that we made in any such acquisition.

The Company and its subsidiaries are subject to changes in federal and state tax laws and changes in interpretation of existing laws.
The Company's financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing federal and state budgetary pressures, the enactment of new federal or state tax legislation may occur. For example, in January 2011, the State of Illinois passed an income tax increase for both individuals and corporations, which increased our state income tax rate. The further enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on us.
Regulatory requirements, growth plans or operating results may require us to raise additional capital, which may not be available on favorable terms or at all.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At December 31, 2012, the Company and each of FCB Joliet, FCB Plainfield, FCB Homer Glen and Burr Ridge were categorized as “well-capitalized” under the applicable regulatory capital framework. To the extent regulatory requirements change, our future operating results erode capital or we seek to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital in any such event would depend on conditions in the capital markets, which are outside of our control, and on our financial condition and performance. Accordingly, our ability to raise capital when needed or on favorable terms is uncertain. The inability to attract new capital investment, or to attract capital on terms acceptable to us, could have a material adverse impact on us.
We have not paid a dividend on our common stock since inception in 2006. In addition, regulatory restrictions and liquidity constraints at the holding company level could impair our ability to make distributions on our outstanding securities.
Historically, our primary source of funds at the holding company level has been debt and equity issuances. The Bank and its predecessor banks have not paid dividends to the Company since inception. Current and future liquidity constraints at the holding company level could continue to impair our ability to declare and pay dividends on our common or preferred stock or pay interest on our outstanding debt securities in the future. The Company is also required to obtain prior written approval from the Federal Reserve prior to the declaration or payment of dividends on our common stock or preferred stock. If we are unable to pay dividends or interest on our outstanding securities in the future, the market value of such securities may be materially adversely affected.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors. In addition, our election not to opt out of JOBS Act extended accounting transition period may make our financial statements less easily comparable to the financial statements of other companies.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million). We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

The utilization of our tax losses could be substantially limited if we experienced an ownership change as defined in the Code.
Our net deferred tax asset totaled $1.6 million with a valuation allowance of $15.6 million as of December 31, 2012. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitations of Section 382 of the Code.  Section 382 of the Code

contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of its stock within a rolling three-year period, as calculated in accordance with the rules. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5% or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.  If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, our ability to use any of our net operating loss carryforwards, tax credit carryforwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382 on their use against future taxable income. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a portion of our built-in losses, any net operating loss carryforwards or tax credit carryforwards could expire before we would be able to use them. This could adversely affect our financial position, results of operations and cash flow.

The integration of our prior banking subsidiaries and affiliates with First Community following the Consolidation may present significant challenges.
First Community may face significant challenges in combining its four prior banking subsidiaries and affiliates operations in a timely and efficient manner, and in retaining key personnel. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in First Community not achieving the anticipated benefits of the Consolidation including operational and financial synergies.
First Community has a substantial amount of preferred stock and additional debt outstanding after giving effect to the Consolidation, and may incur additional indebtedness in the future, which could restrict First Community's ability to pay dividends.
As of December 31, 2012, giving pro forma effect to the Consolidation, including the offering of $10 million in subordinated indebtedness in connection with the Consolidation, First Community will have $14.1 million of total long-term debt outstanding. On March 12, 2013, First Community used $6.6 million of the subordinated debt proceeds to redeem $9.5 million of the Series B preferred stock. After the redemption, First Community has $12.5 million in Series B preferred stock and $672,000 of Series C preferred stock (which will accrete to $1.1 million by December 31, 2014) which is included in shareholders' equity. The Series B preferred stock currently has an annual dividend rate of 5.00%, which will increase to 9.00% as of February 15, 2015, and the Series C preferred stock currently has an annual dividend rate of 9.00%. As a result of the Series B preferred stock redemption which resulted in a gain of $3 million First Community has $85.6 million in shareholders equity following the Consolidation. The degree to which First Community is leveraged could have important consequences for you, including:

•
requiring First Community to dedicate a substantial portion of its cash flow from operations to make interest and dividend payments on its debt and preferred stock, which payments it currently expects to be approximately $1.9 million in 2013, thereby reducing funds available for operations, future business opportunities and other purposes and/or dividends on its common stock;

•	limiting its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	making it more difficult for First Community to satisfy its debt and other obligations;

•	limiting First Community's ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increasing First Community's vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	placing First Community at a competitive disadvantage compared to its competitors that have less debt or preferred stock.
First Community may not generate sufficient revenues to service its preferred stock or to service or repay its debt, and have sufficient funds left over to achieve or sustain profitability in its operations, meet its working capital and capital expenditure needs, compete successfully in its markets or pay dividends to its shareholders. In addition, because First Community has approximately an additional 4 million common stock shares outstanding as a result of the Consolidation and after the Consolidation, and up to 250,000 shares which could be issued as part of the warrants granted with the offering of the subordinated indebtedness, the annual amount expended for dividends could increase materially from what it would be today if First Community were to commence paying dividends to its common shareholders.
First Community will require cash to service and repay its debt and to pay dividends on its preferred stock and common stock, and its ability to generate cash depends on many factors beyond its control.
First Community currently expects its cash interest expense to be approximately $1.0 million in fiscal year 2013. Future interest expense will be higher than historic interest expense as a result of higher levels of indebtedness incurred to consummate the Consolidation. First Community's ability to make payments on its debt and to pay dividends on its preferred stock and common stock will depend on its ability to generate cash in the future, which will depend on many factors beyond its control. First Community may not:

•	generate sufficient cash flow from operations to service and repay its debt, pay dividends on its preferred stock or common stock and fund working capital and planned capital expenditures;

•	have availability to future borrowings under any future credit facilities in an amount sufficient to enable it to repay its debt and pay dividends on its preferred stock and common stock; or

•	be able to refinance any of its debt on commercially reasonable terms or at all.
If First Community cannot generate sufficient cash from its operations to meet its debt service and repayment obligations and to pay dividends on its preferred stock, First Community may need to reduce or delay capital expenditures, cash dividend payments, the development of its business generally and any acquisitions. If for any reason First Community is unable to meet its debt service and repayment obligations under any note representing its currently outstanding subordinated debt, First Community would be in default under the terms of such note, which would allow the holder thereof to declare the principal amount of the note and any accrued but unpaid dividends to be due and payable. If the amounts outstanding under its subordinated notes were to be accelerated, First Community may not have cash sufficient to repay in full the money owed to its debt holders.
First Community will incur transaction, integration and restructuring costs in connection with the Consolidation.
First Community and the Bank expect to incur costs associated with transaction fees and other costs related to the Merger. Specifically, First Community expects to incur approximately $1.5 million of transaction costs related to the Consolidation, which costs have been and will continue to be expensed. In addition, First Community will incur integration and restructuring costs following the completion of the Consolidation as it integrates the businesses of its four prior banking subsidiaries and affiliates. Although First Community expects that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, this net benefit may not be achieved in the near term.
The Consolidation may not be accretive and may cause dilution to First Community's earnings per share, which may negatively affect the price of First Community common stock following completion of the Consolidation.
First Community currently anticipates that the merger will be accretive to the earnings per share of the combined company during the 2015 calendar year after the Consolidation is completed. This expectation is based on preliminary estimates and assumes certain synergies expected to be realized by the combined Bank during such time. Such estimates and assumptions could materially change due to additional transaction-related costs, the failure to realize any or all of the benefits expected in the merger or other factors beyond the control of First Community or the Bank. All of these factors could delay, decrease or eliminate the expected accretive effect of the Consolidation and cause resulting dilution to the First Community's earnings per share or to the price of First Community common stock.
Risks Related to First Community Common Stock
The market price of our common stock may be volatile, which could cause the value of an investment in our common stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	downgrades in any securities analysts' estimates of our financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	any future sales of our common stock or other securities; and

•	additions or departures of key personnel.
The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our common stock. In the past, shareholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management's attention and resources and harm our business or results of operations.
An active trading market for our common stock may not develop, and the market price for our common stock if an active trading market develops is unknown.

While our common stock will remain traded on the Over the Counter Bulletin Board, an active market for our common stock may not develop following the Consolidation. In addition, the market price for our common stock may be highly volatile. It is possible that investors who have been trading in our stock have been engaging in short-selling, which could further cause the price of our common stock to decline. The trading price of our common stock could also fluctuate due to the factors discussed in this “Risk Factors” section. The trading market for our common stock also may be influenced by any research and reports that industry or securities analysts publish about us or our industry. In addition, the stock market in general has experienced extreme price and volume fluctuations. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. Litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.
We do not currently intend to pay dividends on shares of our common stock in the foreseeable future after the Consolidation and our ability to pay dividends will be subject to restrictions under applicable banking laws and regulations.
We do not currently intend to pay cash dividends on our common stock in the foreseeable future after the Consolidation. The payment of cash dividends in the future will be dependent upon various factors, including our earnings, if any, cash balances, capital requirements and general financial condition. Our Board of Directors does not currently anticipate declaring any dividends. Because we do not expect to pay cash dividends on our common stock for some time, any gains on an investment in our common stock issued in the Consolidation will be limited to the appreciation, if any, of the market value of our common stock.
Banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. The payment of dividends by us depending on our financial condition could be deemed an unsafe or unsound practice. Our ability to pay dividends will directly depend on the ability of our subsidiary bank to pay dividends to us, which in turn will be restricted by the requirement that it maintains an adequate level of capital in accordance with requirements of its regulators and, in the future, can be expected to be further influenced by regulatory policies and capital guidelines. In addition, First Community is required to obtain prior written approval from the Federal Reserve prior to the declaration or payment of dividends on our common stock or preferred stock.
Certain provisions of our certificate of incorporation may have anti-takeover effects, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management. In addition, Illinois law may inhibit takeovers of us and could limit our ability to engage in certain strategic transactions our Board of Directors believes would be in the best interests of shareholders.
Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. See “Description of Capital Stock.” We are also subject to anti-takeover provisions under Illinois law. We have not opted out of Sections 7.85 of the Illinois Business Corporation Act. Under Section 7.85, certain business combinations between First Community and an interested shareholders must be approved by an 80% vote of outstanding stock entitled to elect directors and by a majority of disinterested shareholders, unless the transaction has been approved by two-thirds of First Community's directors not affiliated with the interested shareholder or meets certain requirements relating to fairness of the consideration paid and procedural requirements. Additionally, First Community has not opted out of Section 11.75 of the Illinois Business Corporation Act. Under Section 11.75, an interested shareholder may not engage in certain business combinations with First Community for a period of three years after the date on which the shareholder became an interested shareholder unless: (i) prior to that date, First Community's Board of Directors approved either the business combination or the transaction in which the shareholder became an interested persons, (ii) the interested shareholder owned at least 85% of First Community's outstanding voting stock upon becoming an interested shareholder, or (iii) the business combination is approved by First Community's Board of Directors and authorized at a shareholders' meeting by a vote of at least two-thirds of the outstanding voting stock of First Community not owned by the interested person.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2012 the net book value of our properties was $17.0 million. The following is a list of our offices:

•	2801 Black Road, Joliet, Illinois 60435

•	25407 South Bell Road, Channahon, Illinois 60410

•	24 West Gartner Road, Suite 104, Naperville, Illinois 60540*

•	14150 S. Rt. 30, Plainfield, Illinois 60544

•	13901 S. Bell Road, Homer Glen, Illinois 60491

•	7020 County Line Road, Burr Ridge, Illinois 60527

* The Naperville branch was relocated in January 2013 from of 2728 W. 75th Street, Naperville, Illinois 60564.

Item 3. Legal Proceedings

The Company is involved from time to time in various legal actions arising int he normal course of business. While the outcome of the pending proceedings cannot be predicted with certainty, it is the opinion of management, that the resolution of these proceedings should not have a material adverse effect on our consolidated financial position or results of operation.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

First Community's common stock is traded on the Over the Counter Bulletin Board under the symbol “FCMP.” There were approximately 363 holders of record of our common stock as of December 31, 2012.
The following table presents quarterly high and low bid prices per share information for our common stock for 2012 and 2011. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Market Price Range
	High	Low
2012
Quarter ended December 31	$3.00	$2.40
Quarter ended September 30	3.10	2.25
Quarter ended June 30	4.00	2.00
Quarter ended March 31	4.00	1.60
2011
Quarter ended December 31	2.00	1.50
Quarter ended September 30	4.00	1.75
Quarter ended June 30	5.00	3.00
Quarter ended March 31	5.75	4.50
The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. In addition, there are regulatory restrictions on the ability of banks to pay dividends. See "Item 1. Business: above and Note 15 of Notes to consolidated Financial Statements contained in Item 8 of this annual report.
First Community has not paid cash dividends on its common stock since its formation in 2006.

Item 6.     Selected Financial Data

The following table sets forth our selected historical consolidated financial information. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in response to Item 7 and the consolidated financial statements and the related notes thereto included in response to Item 8 (in thousands, except common per share data).

	As of and for the Year Ended December 31,
	2012	2011	2010
Selected Financial Condition Data:
Total assets	$902,600	$883,599	$930,251
Total securities (1)	109,928	81,329	62,485
Loans	637,114	691,634	790,667
Allowance for loan losses	22,878	26,991	24,799
Net loans	614,236	664,643	765,868
Nonperforming loans (2)	27,941	38,234	46,306
Nonperforming assets (2)	31,360	41,758	49,224
Total deposits	780,662	771,707	799,514
Subordinated debt, convertible	4,060	4,060	4,060
Other borrowed funds	25,695	18,278	22,784
Shareholders' equity (3)	87,931	85,234	89,532

Selected Operating Data:
Interest income	$38,522	$45,456	$46,879
Interest expense	8,299	12,387	15,685
Net interest and dividend income	30,223	33,069	31,194
Provision for loan losses	7,062	17,447	30,988
Net interest and dividend income after provision for loan losses	23,161	15,622	206
Non-interest income	1,593	1,723	848
Non-interest expense	21,780	21,689	18,112
Income (loss) before income taxes	2,974	(4,344)	(17,058)
Income tax expense	341	827	3,490
Income (loss) before non-controlling interest	2,633	(5,171)	(20,548)
Net income (loss) attributable to non-controlling interests	1,110	991	(2,533)
Net income (loss) applicable to First Community Financial Partners, Inc.	1,523	(6,162)	(18,015)
Dividends and accretion on preferred shares	1,419	1,419	1,419
Net income (loss) applicable to common shareholders	$104	$(7,581)	$(19,434)

	As of and for the Year Ended December 31,
	2012	2011	2010
Per Share Data
Earnings (loss) per common share
Basic	$0.01	$(0.65)	$(1.68)
Diluted	$0.01	$(0.65)	$(1.68)
Book value per common share	$4.14	$4.10	$4.76
Weighted average shares outstanding
Basic	12,047,894	11,598,024	11,584,402
Diluted	12,187,925	11,598,024	11,584,402
Common shares outstanding	12,175,401	12,036,402	11,584,402

Performance Ratios
Return on average assets	0.01%	(0.81)%	(2.10)%
Return on average common equity	0.14%	(10.08)%	(20.60)%
Net interest margin (4)	3.55%	3.64%	3.46%
Interest rate spread	3.31%	3.36%	3.09%
Efficiency ratio(5)	68.46%	62.34%	56.53%
Average interest-earning assets to average interest-bearing liabilities	124.57%	120.65%	121.18%
Average loans receivable to average deposits	87.23%	93.92%	100.06%
Cost of interest-bearing liabilities	1.22%	1.64%	2.11%

Asset Quality
Non-performing loans to total loans	4.39%	5.53%	5.86%
Non-performing assets to total assets	3.47%	4.73%	5.29%
Allowance for loan losses to non-performing loans	81.88%	70.59%	53.55%
Allowance for loan losses to total loans	3.59%	3.90%	3.14%

Capital Ratios
Average equity to average total assets	8.20%	8.06%	10.22%
Tier 1 leverage	9.87%	9.29%	9.41%
Tier 1 risk-based capital	12.60%	11.72%	10.84%
Total risk-based capital	14.46%	13.45%	12.61%

(1) Includes available for sale securities shown at fair value and Federal Home Loan Bank stock at cost.
(2) Non-performing loans include loans on nonaccrual status and those past due more than 90 days and still accruing interest.
Non-performing assets consist of non-performing loans and other real estate owned.
(3) Includes Series B and Series C Preferred Stock.
(4) Net interest margin is reported as actual and not reduced by the nondeductible portion of interest expense, as any adjustment would be immaterial.
(5) We calculate our efficiency ratio by dividing non-interest expense by the sum of net interest income and non-interest income.

No tax equivalent adjustments were made as the effect thereof was not material.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Selected Historical Consolidated Financial Information,” and our financial statements and related notes thereto included elsewhere in this annual report. This report may contain certain forward-looking statements, such as discussions of the Company's pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. “Risk Factors” and other sections of the Company's Annual Report on Form 10-K and the Company's other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company's market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the Company's success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
The following discussion pertains to our historical results, which includes the operations of First Community.
Overview

First Community, an Illinois corporation, is the holding company for First Community Financial Bank. Prior to the Consolidation First Community was the holding company for FCB Joliet, and owned majority equity interests in FCB Plainfield, FCB Homer Glen, and Burr Ridge. Through the Bank we provide a full range of financial services to individuals and corporate clients.

The Bank has banking centers located at 2801 Black Road, Joliet, Illinois, 24 West Gartner Road, Suite 104, Naperville, Illinois, 25407 South Bell Road, Channahon, Illinois, 14150 South U.S. Route 30, Plainfield, Illinois, 13901 South Bell Road, Homer Glen, Illinois, and 7020 South County Line Road Burr Ridge, Illinois.

Through these banking centers the Bank offers a full range of deposit products and services, as well as credit and operational services. Depository services include: Individual Retirement Accounts (IRAs), tax depository and payment services, automatic transfers, bank by mail, direct deposits, money market accounts, savings accounts, and various forms and terms of certificates of deposit (CDs), both fixed and variable rate. The Banks attract deposits through advertising and by pricing depository services competitively. Credit services include: commercial and industrial loans, real estate construction and land development loans, conventional and adjustable rate real estate loans secured by residential properties, real estate loans secured by commercial properties, customer loans for items such as home improvements, vehicles, boats and education offered on installment and single payment bases, as well as government guaranteed loans including Small Business Administration (SBA) loans, and letters of credit. Bank operation services include: cashier's checks, traveler's checks, collections, currency and coin processing, wire transfer services, deposit bag rentals, and stop payments. Other services include servicing of secondary market real estate loans, notary services, photocopying, faxing and signature guarantees. The Bank does not offer trust services at this time.

Primary Factors Used to Evaluate Our Business
As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. Our financial information is prepared in accordance with GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For more information on our accounting policies and estimates, see "Critical Accounting Policies and Estimates.”
Income Statement Metrics
Net Interest Income
Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. The net interest margin represents net interest income divided by average interest-earning assets. We earn interest income from interest, dividends and fees earned on interest-earning assets, and the amortization and accretion of discounts and premiums on investment securities. We incur interest expense on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness. We seek to improve our net interest margin by originating commercial and consumer loans we believe to be high-quality and funding these assets primarily with low-cost customer deposits. References throughout this discussion to “commercial loans” include commercial and industrial and owner occupied commercial real estate loans, and references to “commercial real estate loans” include non-owner occupied commercial real estate loans, construction and development loans and multifamily commercial real estate loans.
Provision for Loan Losses
The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.
Non-interest Income
Non-interest income includes service charges on deposit accounts, gains on sales of loans, investment securities gains, sale of foreclosed assets gains and losses, and other operating income.

Non-interest Expense
Non-interest expense includes salary and employee benefits, net occupancy expense, data processing, accounting, legal and other professional expenses, advertising and business development, FDIC and state assessments, loan workout, foreclosed asset related expenses and other operating expenses.
Net Income
We evaluate our net income using the common industry ratio, return on assets (which we refer to as “ROA”), which is equal to net income for the period annualized, divided by the average of total assets for the period.
Results of Operations
Twelve Months Ended December 31, 2012 Results

The Company had net income of $1.5 million and net income available to common stockholders of $104,000 for the twelve months ended December 31, 2012 compared to a net loss of $6.2 million and a net loss available to common stockholders of $7.6 million for the same period in 2011.  The increase in income is primarily due to lower provision for loan losses of $7.1 million for the year ended December 31, 2012 as compared to $17.4 million for the year-ended 2011, as a result of improved asset quality. See the "Allowance for Loan Losses" section below for further analysis. Net interest income was $30.2 million for the year ended December 31, 2012, a decrease of $2.8 million, or 8.61%, from $33.1 million for the comparable period in 2011.  The decrease was primarily due to loan shrinkage and the lowering of loan rates during 2012.  See "Net Interest Income" section below for further analysis.

•	First Community demonstrated an improved return on average assets (“ROAA”) of 0.01% for the year ending December 31, 2012, compared with (0.81)% for 2011.

•	First Community's return on common equity for the year ended December 31, 2012 was 0.14%, compared with (10.08)% in 2011.

•	Book value per common share increased $0.04 to $4.14 per common share at December 31, 2012, compared to $4.10 per common share a year earlier.

•	Non-performing loans to total loans declined to 4.39% at December 31, 2012, compared with 5.53% at December 31, 2011.

•	The company reduced the total dollar amount of non-performing loans by 26.92% by the end of 2012 compared with year end 2011.

•	The provision for loan losses decreased to $7.1 million for the year ended December 31, 2012 from $17.4 million for the year ended December 31, 2011.

•
First Community's non-interest expense increased from $21.7 million for the year ended December 31, 2011 to $21.8 million for the year ended December 31, 2012. Non-interest expense included approximately $1.5 million in costs related to the merger in 2012.

•	First Community's consolidated total risk-based capital ratio increased to 14.46% at December 31, 2012, compared with 13.45% at December 31, 2011, reflecting its strengthened capital position.

Net Interest Income
Net interest income is the largest component of our income, and is affected by the interest rate environment, and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, interest-bearing deposits in other banks, investment securities, and federal funds sold. Our interest-bearing liabilities include deposits, advances from the FHLB, subordinated debentures, repurchase agreements and other short-term borrowings.
The following table reflects the components of net interest income for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$659,139	$36,626	5.56%	$755,625	$43,888	5.81%	$779,573	$45,533	5.84%
Investment securities	102,627	1,648	1.61%	71,252	1,274	1.79%	55,313	1,032	1.87%
Federal funds sold	17,048	53	0.31%	19,143	64	0.33%	19,213	80	0.42%
Interest-bearing deposits with other banks	71,579	195	0.27%	63,372	230	0.36%	48,198	234	0.49%
Total earning assets	$850,393	$38,522	4.53%	$909,392	$45,456	5.00%	$902,297	$46,879	5.20%

Other assets	28,980			22,843			21,005
Total assets	$879,373			$932,235			$923,302

Liabilities
NOW accounts	$64,858	$234	0.36%	$60,444	$313	0.52%	$55,336	$451	0.82%
Money market accounts	154,017	590	0.38%	155,464	903	0.58%	119,800	946	0.79%
Savings accounts	23,505	64	0.27%	23,598	98	0.42%	19,046	160	0.84%
Time deposits	412,257	7,006	1.70%	479,356	10,538	2.20%	518,084	13,523	2.61%
Total Interest Bearing Deposits	654,637	7,894	1.21%	718,862	11,852	1.65%	712,266	15,080	2.12%
Securities sold under agreements to repurchase	23,993	80	0.33%	21,258	93	0.44%	23,213	166	0.72%
Federal Home Loan Bank advances	—	—	—%	9,534	117	1.23%	5,064	114	2.25%
Subordinated debentures	4,060	325	8.00%	4,060	325	8.00%	4,060	325	8.00%
Total Interest Bearing Liabilities	682,690	8,299	1.22%	753,714	12,387	1.64%	744,603	15,685	2.11%
Noninterest bearing deposits	101,031			85,696			66,821
Other liabilities	6,215			4,531			3,127
Total Liabilities	$789,936			$843,941			$814,551

Total Shareholders' Equity	$89,437			$88,294			$108,751

Total Liabilities and Equity	$879,373			$932,235			$923,302

Interest Rate Spread			3.31%			3.36%			3.09%
Net Interest Income		$30,223			$33,069			$31,194
Net Interest Margin			3.55%			3.64%			3.46%

(1)	Average loans include non-performing loans.
No tax-equivalent adjustments were made, as the effect thereof was not material.

Net interest income was $30.2 million for the year ended December 31, 2012, a decrease of $(2.8) million, or (8.61)%, from $33.1 million for the prior year. The decrease in net interest income was a result of a lower level of interest earning assets along with loans repricing at lower rates during 2012. The net interest margin, was 3.55% for 2012 and 3.64% for 2011. The margin decrease from the prior year was due to a decrease in our loan yields partially offset by an improvement in our average cost of funds as a result of an improved deposit mix and downward repricing of interest bearing deposits. Interest expense improved in 2012 as certificates of deposits were either not renewed or repriced at lower rates. In addition, non-interest bearing deposits increased in 2012.

Net interest income was $33.1 million for the year ended December 31, 2011, an increase of $1.9 million, or 6.0%, from $31.2 million for the prior year. The increase in net interest income was a result of an improvement in our cost of funds. The net interest margin, was 3.64% for 2011 and 3.46% for 2010. The margin increase from the prior year was due to an improvement in our average cost of funds as a result of an improved deposit mix and downward repricing of interest bearing deposits. Interest expense improved in 2011 as certificates of deposits were either not renewed or repriced at lower rates. In addition, non-interest bearing deposits increased.
Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the years noted (dollars in thousands).

	Year Ended December 31,
	2012 Compared to 2011				2011 Compared to 2010
	Average Volume	Average Rate	Mix	Net Increase (Decrease)	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$(5,604)	$(1,901)	$243	$(7,262)	$(1,399)	$(254)	$8	$(1,645)
Investment securities	561	(130)	(57)	374	297	(43)	(12)	242
Federal funds sold	(7)	(4)	—	(11)	—	(16)	—	(16)
Interest-bearing deposits with other banks	30	(57)	(8)	(35)	74	(59)	(19)	(4)
Total interest income	(5,020)	(2,092)	178	(6,934)	(1,028)	(372)	(23)	(1,423)

Interest expense
NOW accounts	$23	$(95)	$(7)	$(79)	$41	$(164)	$(15)	$(138)
Money market accounts	(8)	(307)	2	(313)	282	(251)	(74)	(43)
Savings accounts	—	(34)	—	(34)	38	(81)	(19)	(62)
Time deposits	(1,476)	(2,391)	335	(3,532)	(1,012)	(2,132)	159	(2,985)
Securities sold under agreements to repurchase	12	(22)	(3)	(13)	(14)	(64)	5	(73)
Federal Home Loan Bank advances	(117)	(117)	117	(117)	101	(52)	(46)	3
Subordinated debentures	—	—	—	—	—	—	—	—
Total interest expense	$(1,566)	$(2,966)	$444	$(4,088)	$(564)	$(2,744)	$10	$(3,298)

Change in net interest income	$(3,454)	$874	$(266)	$(2,846)	$(464)	$2,372	$(33)	$1,875

Provision for Loan Losses
In 2012 an overall improvement in asset quality was noted as problem assets were worked out or charged-off. The provision for loan losses was $7.1 million for the twelve months ended December 31, 2012 compared to $17.4 million for the same period in 2011. Net charge-offs decreased to $11.2 million for the twelve months ended December 31, 2012 compared to $15.3 million for the same period in 2011. Loans past due 30 to 90 days and still accruing decreased by $5.2 million, from $9.1 million at December 31, 2011 to $3.8 million at December 31, 2012. We noted significant improvement in non-performing loans as there was a decrease of $10.3 million, or 26.92% during the year.

Non-interest Income

Non-interest income decreased from December 31, 2011 to December 31, 2012. Loan sales and investment gains contributed to higher non-interest income in 2011. In addition there were losses on sales of foreclosed assets during 2012 as we were actively working to reduce our foreclosed assets. The following table sets forth the components of non-interest income for the periods indicated:

	For the year ended December 31,
(Dollars in thousands)	2012	2011
Service charges on deposit accounts	$455	$470
Gain on sale of loans	339	457
Investment securities gains, net	17	48
(Loss) gain on sale of foreclosed assets, net	(57)	17
Other	839	731
Total non-interest income	$1,593	$1,723

Non-interest Expense

Non-interest expense increased only slightly over 2011 despite the significant increase in professional fees during the year related to merger expenses of approximately $1.5 million in 2012. Occupancy expense increased slightly with the opening of our new Naperville location and the construction of our permanent Homer Glen location during 2012. Loan workout costs for 2012 of $156,000 were offset by accrual reversals during the year of $199,000, as a result of improving problem assets, the costs related to loan workouts decreased significantly year over year; in 2011 we saw higher costs related to property improvements and letter of credit exposures. The following table sets forth the components of non-interest expense for the periods indicated:

	For year ended December 31,
(Dollars in thousands)	2012	2011
Salaries and employee benefits	$9,805	$9,792
Occupancy and equipment expense	2,421	2,166
Data processing	1,179	1,236
Professional fees	2,975	1,382
Advertising and business development	405	464
FDIC assessments	997	1,050
Loan workout	(43)	915
Foreclosed assets, net of rental income	1,259	1,417
Other expense	2,782	3,267
Total non-interest expense	$21,780	$21,689
Income Taxes

For income tax purposes the company filed 4 tax returns, one consolidated return for the parent and FCB Joliet and one for each banking subsidiary that is owned less than 80%. Prior to the Consolidation the ownership percentages for FCB Plainfield, FCB Homer Glen and Burr Ridge directed the filing of individual returns.  Because of multiple returns we calculate income tax expense, we establish deferred tax assets and we determine an appropriate valuation allowance separately.

Since 2008, we have maintained either a full or partial valuation allowance on deferred tax assets because we concluded that, based upon the weight of all available evidence, it was “more likely than not” that not all of the deferred tax assets would be realized. The valuation allowance decreased to $15.6 million at December 31, 2012 from $16.6 million at December 31, 2011.  The valuation allowance decreased mainly from removing a portion of the valuation as it applied to FCB Plainfield. The valuation allowance increased $3.8 million during 2011 to $16.6 million at December 31, 2011, compared to $12.8 million at December 31, 2010. The increase in the required valuation allowance was largely due to the increase in our net deferred tax assets and changes in the beginning of the year valuation allowance primarily attributable to identifiable events recorded in the allowance for loan losses and net operating losses.

Year ended December 31, 2012

The provision for income taxes was $341,000 and $827,000 for the years ended December 31, 2012 and 2011, respectively which were related to the income taxes for Burr Ridge which showed taxable income and no longer had a valuation allowance against its net deferred tax asset. The decline in income taxes is a result of lower pretax income at Burr Ridge when comparing 2012 to 2011.

Year ended December 31, 2011

The provision for income taxes was $827,000 and $3.5 million for the years ended December 31, 2011 and 2010, respectively.  The $827,000 for the year ended December 31, 2011 was related to income taxes for Burr Ridge which showed taxable income and no longer had a valuation allowance against its net deferred tax asset.  The $3.5 million for the year ended December 31, 2010 was the result of $17.0 million in pre-tax loss and the recognition of a $10.0 million valuation allowance for deferred tax assets.
Financial Condition
Our assets totaled $902.6 million, and $883.6 million at December 31, 2012 and 2011, respectively. Total loans at December 31, 2012 and 2011 were $637.4 million and $691.9 million, respectively. The decrease in total assets was primarily due to loan shrinkage during the year as some larger loan relationships left the Bank. Total deposits were $780.7 million and $771.7 million at December 31, 2012 and 2011, respectively and we noted increases in non-interest bearing deposits which along with repricing of certificates of deposits helped to improve our cost of funds. Borrowed funds, consisting of securities sold under agreements to repurchase, mortgage note payable, and subordinated debentures, totaled $25.7 million and $18.3 million at December 31, 2012 and 2011 respectively. The increase in other borrowed funds during 2012 relates to increases in securities sold under agreements to repurchase during the year as a number of municipal clients have increased their balances in these accounts.
Total shareholders’ equity was $87.9 million and $85.2 million at December 31, 2012 and December 31, 2011, respectively.
Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	December 31,
	2012		2011		2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$30,494	5%	$41,946	6%	$54,507	7%	$83,931	11%	$70,489	13%
Farmland and Agricultural Production	7,211	1%	12,761	2%	11,161	1%	11,661	2%	9,901	2%
Residential 1-4 Family	77,567	12%	86,703	13%	85,112	11%	77,866	11%	60,580	11%
Commercial Real Estate	366,901	58%	379,881	55%	429,823	55%	381,076	51%	280,436	51%
Commercial	140,895	22%	147,184	21%	184,204	23%	151,827	20%	112,211	21%
Consumer and other	14,361	2%	23,385	3%	26,108	3%	35,128	5%	10,555	2%
Total Loans	$637,429	100%	$691,860	100%	$790,915	100%	$741,489	100%	$544,172	100%
 Total loans decreased by $54.4 million during the twelve months ended December 31, 2012. This change was the result of $4.1 million in loans transferred to other real estate owned, charge-offs of $13.5 million, and approximately $36.8 million in net principal payments. There were approximately $27.9 million in nonperforming loans at December 31, 2012 which is down from $38.2 million at December 31, 2011 as a result of charge-offs and loan workouts during the year.

The contractual maturity distributions of our loan portfolio as of December 31, 2012 and December 31, 2011 are indicated in the tables below.

	Loans Maturing December 31, 2012
(Dollars in thousands)	Within One Year	One Year to Five Years	After Five Years	Total
Construction and Land Development	$23,933	$6,154	$407	$30,494
Farmland and Agricultural Production	1,809	4,660	742	7,211
Residential 1-4 Family	19,502	45,980	12,085	77,567
Commercial Real Estate	93,619	181,828	91,454	366,901
Commercial	83,230	36,760	20,905	140,895
Consumer and other	2,895	10,690	776	14,361
Total	$224,988	$286,072	$126,369	$637,429

December 31, 2012
(Dollars in thousands)	Due After One Year
Loans with:
Predetermined interest rates	$286,261
Floating or adjustable rates	126,180
$412,441
Allowance for Loan Losses
Management reviews the level of the allowance for loan losses on a quarterly basis. The methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The specific component relates to loans that are impaired. For such loans that are classified as impaired, an allowance is established when the collateral value, discounted cash flows or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors consider local economic trends, concentrations, management experience, and other elements of the Company's lending operations.
At December 31, 2012 and 2011, the allowance for loan losses was $22.9 million and $27.0 million with a resulting allowance to total loans ratio of 3.59% and 3.90%. Net charge-offs amounted to $11.2 million for the year ended December 31, 2012, compared to $15.3 million for the year ended December 31, 2011. Charge-offs and recoveries for each major loan category are shown in the table below.

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Balance at beginning of period	$26,991	$24,799	$16,516	$11,109	$4,267
Charge-offs:
Construction and Land Development	1,762	8,397	6,197	3,238	—
Farmland and Agricultural Production	1,353	—	—	—	—
Residential 1-4 Family	946	1,744	2,625	515	25
Commercial Real Estate	8,027	4,697	12,638	266	—
Commercial	1,452	2,005	1,446	2,780	643
Consumer and other	—	35	92	70	11
Total charge-offs	$13,540	$16,878	$22,998	$6,869	$679
Recoveries:
Construction and Land Development	605	503	62	—	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	84	78	—	—	—
Commercial Real Estate	1,123	878	—	—	—
Commercial	547	162	230	—	—
Consumer and other	6	2	1	18	—
Total recoveries	$2,365	$1,623	$293	$18	$—
Net charge-offs (recoveries)	11,175	15,255	22,705	6,851	679
Provision for loan losses	7,062	17,447	30,988	12,258	7,521
Allowance for loan losses at end of period	$22,878	$26,991	$24,799	$16,516	$11,109
Selected loan quality ratios:
Net charge-offs to average loans	1.70%	2.02%	2.91%	1.08%	0.17%
Allowance to total loans	3.59%	3.90%	3.14%	2.23%	2.04%
Allowance to nonperforming loans	81.88%	70.59%	53.55%	119.80%	144.33%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment (dollars in thousands):

	At December 31,
	2012		2011		2010		2009		2008
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Construction and Land Development	$4,755	5%	$6,252	6%	$8,610	7%	$3,328	11%	$3,101	13%
Farmland and Agricultural Production	472	1%	1,595	2%	58	1%	188	2%	157	2%
Residential 1-4 Family	2,562	12%	2,408	13%	3,084	11%	1,249	11%	912	11%
Commercial Real Estate	11,864	58%	11,438	55%	8,877	54%	6,945	51%	4,368	52%
Commercial	3,075	22%	4,337	21%	3,927	23%	3,752	20%	2,039	21%
Consumer and other	150	2%	280	3%	215	3%	903	5%	532	2%
Unallocated	—	—%	681	—%	28	—%	151	—%	—	—%
Total	$22,878	100%	$26,991	100%	$24,799	100%	$16,516	100%	$11,109	100%

Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining the impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.
Management determines the significance of payment delays and payment shortfalls on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis either the fair value of collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's obtainable market price due to financial difficulties of the borrower.
Residential 1-4 family and consumer loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.
Impaired loans were $40.2 million and $42.8 million at December 31, 2012 and 2011. Included in impaired loans at December 31, 2012 there were $5.0 million in loans with valuation allowances totaling $1.3 million , and $35.2 million in loans without a valuation allowance. Included in impaired loans at December 31, 2011 were $20.9 million in loans with valuation allowances totaling $8.5 million, and $22.0 million in loans without a valuation allowance.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing as of :

	At December 31,
	2012	2011	2010	2009	2008
Total non-accrual loans	$27,941	$38,234	$45,684	$13,655	$5,491
Accruing loans delinquent 90 days or more	—	—	620	131	2,206
Total non-performing loans	27,941	38,234	46,304	13,786	7,697
Troubled debt restructures accruing	12,817	4,500	2,500	—	—
With respect to loans that were on nonaccrual status, the gross interest income that would have been recorded on such loans during the years ended December 31, 2012 and December 31, 2011 had such loans been current in accordance with the original terms was approximately $1.6 million and $2.0 million, respectively. The amount of interest income on these loans that was included in net income for the years ended December 31, 2012 and 2011 was $144,000 and $0, respectively. Our general policy is to place loans 90 days past due on nonaccrual status, as well as those loans that continue to pay, but display underlying structural weakness.

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2012 and 2011 were approximately $15.1 million and $18.3 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under generally accepted accounting principles.

Investment Securities
Investment securities serve to enhance the overall yield on interest earning assets while supporting interest rate sensitivity and liquidity positions, and as collateral on public funds and securities sold under agreements to repurchase. All securities are classified as available for sale as the Company intends to hold the securities for an indefinite period of time, but not necessarily to maturity. Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of the related deferred tax effect. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government federal agency	$1,001	$1,002	$1,002	$1,004	$—	$—
Government sponsored enterprises	25,544	25,790	23,549	23,740	27,388	27,560
Residential collateralized mortgage obligations	20,018	20,344	20,087	20,352	14,044	13,802
Residential mortgage backed securities	7,486	7,716	4,918	5,038	7,002	6,946
Corporate securities	12,520	12,721	2,163	2,165	398	397
State and political subdivisions	40,190	41,388	27,381	28,072	12,999	12,926
	$106,759	$108,961	$79,100	$80,371	$61,831	$61,631
Securities with a fair value of $47.1 million and $44.1 million were pledged as collateral on public funds, securities sold under agreements and for other purposes as required or permitted by law as of December 31, 2012 and 2011.
The amortized cost of debt securities available for sale as of December 31, 2012, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore these securities are segregated in the following maturity summary.

	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government federal agency	$1,001	0.38%	$—	—%	$—	—%	$—	—%	$—
Government sponsored enterprises	7,332	0.78%	18,212	0.88%	—	—%	—	—%	—
Residential collateralized mortgage obligations and residential mortgage backed securities	—	—%	—	—%	—	—%	—	—%	27,504
Corporate securities	—	—%	12,020	1.52%	500	3.25%	—	—%	—
State and political subdivisions	8,237	1.36%	21,217	2.16%	7,285	2.54%	3,451	6.49%	—
	$16,570	1.05%	$51,449	1.56%	$7,785	2.58%	$3,451	6.49%	$27,504
No tax-equivalent yield adjustments were made as the effect thereof was not material.

Deposits

Deposits, which include noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits, are the primary source of the Company’s funds. The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. The Company continues to focus on establishing a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	December 31,
	2012		2011
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$114,116	14.62%	$90,198	11.69%
NOW and money market accounts	244,441	31.31%	219,459	28.44%
Savings	25,411	3.26%	22,689	2.94%
Time deposit certificates, $100,000 or more	254,268	32.57%	283,350	36.71%
Other time deposit certificates	142,426	18.24%	156,011	20.22%
Total	$780,662	100.00%	$771,707	100.00%

Total deposits increased $9.0 million to $780.7 million at December 31, 2012, from $771.7 million at December 31, 2011. This increase in deposits was due to increases of $23.9 million and $25.0 million in non-interest bearing demand deposits and NOW and Money Market accounts respectively partially offset by decreases of $42.7 million in time deposits. The decline in time deposits was due to the run off of brokered CDs and maturing high rate promotional CDs. The increase in noninterest-bearing deposits was a result of new sales initiatives and efforts by branch personnel to bring in deposit relationships and increase our core deposits.

The mix of average deposits at December 31, 2012 was favorable when compared to December 31, 2011, as noninterest-bearing demand deposits increased from 11.69% to 14.62% of total deposits and time deposits decreased from 56.93% to 50.82% of total deposits.

The following table sets forth our time deposits segmented by months to maturity and deposit amount:

	December 31, 2012
	Time Deposits $250 and Greater	Time Deposits of $100 - $250	Time Deposits of Less than $100	Total
(Dollars in thousands)
Months to maturity:
Three or less	$14,601	$38,300	$26,379	$79,280
Over Three to Six	12,343	25,760	21,983	60,086
Over Six to Twelve	12,799	38,050	30,717	81,566
Over Twelve	35,976	76,439	63,347	175,762
Total	$75,719	$178,549	$142,426	$396,694

Liquidity and Capital Resources
Our goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. Our Board of Directors has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a "well-capitalized" balance sheet, and adequate levels of liquidity. This policy designates each Bank's Asset/Liability Committee ("ALCO") as the body responsible for meeting these objectives. The ALCO, which included members of management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

Overall deposit levels are monitored on a constant basis as are liquidity policy levels, our liquidity ratio has a target of 15%. Primary sources of liquidity include cash and due from banks, short-term investments such as federal funds sold, securities sold under agreements to repurchase, and our investment portfolio, which can also be used as collateral on public funds. Alternative sources of funds include unsecured federal funds lines of credit through correspondent banks, brokered deposits, and Federal Home Loan Bank advances. The Banks have established contingency plans in the event of extraordinary fluctuations in cash resources.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	December 31,
	2012	2011	2010
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$23,993	$21,258	$23,213
Outstanding at end of period	24,842	18,278	18,584
Maximum month-end outstanding	31,303	24,371	31,434
Rate:
Weighted average interest rate during the year	0.33%	0.44%	0.72%
Weighted average interest rate at end of the period	0.14%	0.22%	0.62%

Capital Resources
The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank mush meet specific capital guidelines hat involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes as of December 31, 2012 and December 31, 2011, the Company and Banks met all capital adequacy requirements to which they are subject.
As of December 31, 2012, the most recent notifications from the FDIC categorized our four prior bank subsidiaries and affiliates as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company or the four bank's category. Bank regulators can modify capital requirements as a part of their examination process.

The Company's capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital (to risk-weighted assets)	$99,579	14.46%	$55,079	8.00%	N/A	N/A
Tier I Capital (to risk-weighted assets)	86,733	12.60%	27,539	4.00%	N/A	N/A
Tier I Capital (to average assets)	86,733	9.87%	35,143	4.00%	N/A	N/A

December 31, 2011
Total Capital (to risk-weighted assets)	$97,045	13.45%	$57,710	8.00%	N/A	N/A
Tier I Capital (to risk-weighted assets)	84,561	11.72%	28,855	4.00%	N/A	N/A
Tier I Capital (to average assets)	84,561	9.29%	36,405	4.00%	N/A	N/A

Off-Balance Sheet Arrangements and Contractual Obligations
The Company is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customer. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.
Our off-balance sheet arrangements and contractual obligations are summarized in the table that follows for the periods noted.

	December 31,
	2012	2011	2010
Commitments to extend credit	$90,368	$82,393	$100,382
Standby letters of credit	12,600	18,369	24,266
	$102,968	$100,762	$124,648
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on management's evaluation of the party.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments of the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Company would be entitled to seek recovery from the customer. At December 31, 2012 and 2011, there was $300,000 recorded as liabilities for the Company's potential obligations under these guarantees.

Critical Accounting Policies and Estimates
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are classified as impaired, an allowance is established when the collateral value, discounted cash flows or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors consider local economic trends, concentrations, management experience, and other elements of the Company’s lending operations.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining the impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the fair value of collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable market price due to financial difficulties of the borrower.
Foreclosed Assets
Assets acquired through loan foreclosure or other proceedings are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, foreclosed assets are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses. Subsequently, unrealized losses and realized gains and losses on sales are included in other noninterest income. Operating results from foreclosed assets are recorded in other noninterest expense.
Income taxes
Deferred taxes are provided using the liability method. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company had adopted the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The adoption of this standard did not have a significant impact on the Company and there are no uncertain tax positions as of December 31, 2012 and December 31, 2011.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
Recent Accounting Pronouncements
Refer to Note 1 of our consolidated financial statements for a description of recent accounting pronouncements including respective dates of adoption and effects on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

FIRST COMMUNITY FINANCIAL PARTNERS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors
First Community Financial Partners, Inc.
Joliet, Illinois

We have audited the accompanying consolidated balance sheets of First Community Financial Partners, Inc. and Subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Financial Partners, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Schaumburg, Illinois
March 15, 2013

First Community Financial Partners, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2012 and 2011
	2012	2011
Assets	(in thousands, except share data)
Cash and due from banks	$14,933	$24,144
Federal funds sold	—	18,216
Interest-bearing deposits in banks	132,152	70,628
Securities available for sale	108,961	80,371
Nonmarketable equity securities	967	958
Loans, net of allowance for loan losses of $22,878 in 2012; $26,991 in 2011	614,236	664,643
Premises and equipment, net	16,990	9,183
Foreclosed assets	3,419	3,524
Cash surrender value of life insurance	4,366	4,218
Accrued interest receivable and other assets	6,576	7,714
Total assets	$902,600	$883,599
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$114,116	$90,198
Interest-bearing	666,546	681,509
Total deposits	780,662	771,707

Other borrowed funds	25,695	18,278
Subordinated debt, convertible	4,060	4,060
Accrued interest payable and other liabilities	4,252	4,320
Total liabilities	814,669	798,365

Commitments and Contingencies (Notes 6 and 14)

First Community Financial Partners, Inc. shareholders' equity
Preferred stock, Series A, non-cumulative convertible, $1.00 par value; 5,000 shares authorized 2012 and 2011; no shares issued 2012 and 2011	—	—
Preferred stock, Series B, 5% cumulative perpetual, $1.00 par value; 22,000 shares authorized and issued 2012 and 2011	22,000	22,000
Preferred stock, Series C, 9% cumulative perpetual, $1.00 par value; 1,100 shares authorized and issued 2012 and 2011	672	452
Common stock, $1.00 par value; 60,000,000 shares authorized; 12,175,401 issued 2012 and 12,036,402 issued 2011.	12,175	12,036
Additional paid-in capital	70,113	69,728
Accumulated deficit	(33,019)	(33,123)
Accumulated other comprehensive income	1,198	673
Total First Community Financial Partners, Inc. shareholders' equity	73,139	71,766
Non-controlling interest	14,792	13,468
Total shareholders' equity	87,931	85,234
Total liabilities and shareholders' equity	$902,600	$883,599

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2012 and 2011
	2012	2011
Interest income:	(in thousands, except share data)
Loans, including fees	$36,626	$43,888
Securities	1,648	1,274
Federal funds sold and other	248	294
Total interest income	38,522	45,456
Interest expense:
Deposits	7,894	11,852
Federal funds purchased, other borrowed funds and subordinated debt	405	535
Total interest expense	8,299	12,387
Net interest income	30,223	33,069
Provision for loan losses	7,062	17,447
Net interest income after provision for loan losses	23,161	15,622
Noninterest income:
Service charges on deposit accounts	455	470
Gain on sale of loans	339	457
Gain on sale of securities	17	48
(Loss) gain on sale of foreclosed assets, net	(57)	17
Other	839	731
	1,593	1,723
Noninterest expenses:
Salaries and employee benefits	9,805	9,792
Occupancy and equipment expense	2,421	2,166
Data processing	1,179	1,236
Professional fees	2,975	1,382
Advertising and business development	405	464
FDIC assessments	997	1,050
Loan workout	(43)	915
Foreclosed assets, net of rental income	1,259	1,417
Other expense	2,782	3,267
	21,780	21,689
Income (loss) before income taxes and non-controlling interest	2,974	(4,344)
Income taxes	341	827
Income (loss) before non-controlling interest	2,633	(5,171)
Net income attributable to non-controlling interest	1,110	991
Net income (loss) applicable to First Community Financial Partners, Inc.	1,523	(6,162)
Dividends and accretion on preferred shares	1,419	1,419
Net income (loss) applicable to common shareholders	$104	$(7,581)

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2012 and 2011

	2012	2011
Common share data
Basic earnings per common share	$0.01	$(0.65)
Diluted earnings per common share	0.01	(0.65)

Weighted average common shares outstanding for basic earnings per common share	12,047,894	11,589,024
Weighted average common shares outstanding for diluted earnings per common share	12,187,925	11,589,024

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2012 and 2011
(Amounts in thousands)

	2012	2011

Net income (loss)	$1,523	$(6,162)

Unrealized holding gains on investment securities, net of tax	515	752
Reclassification adjustments for gains included in net income, net of tax	10	29
Other comprehensive income, net of tax	525	781

Comprehensive income (loss)	$2,048	$(5,381)

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2012 and 2011

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

	(in thousands, except share data)
Balance, December 31, 2010	—	$22,000	$232	$11,584	$69,151	$(25,542)	$(108)	$12,215	$89,532
Comprehensive income:
Net loss	—	—	—	—	—	(6,162)	—	991	(5,171)
Change in net unrealized gains on securities available for sale, net of taxes of $574	—	—	—	—	—	—	781	117	898
Issuance of 452,000 shares of common stock for restricted stock awards and amortization	—	—	—	452	232	—	—	—	684
Discount accretion on preferred shares	—	—	220	—	—	(220)	—	—	—
Dividends on preferred shares	—	—	—	—	—	(1,199)	—	—	(1,199)
Stock based compensation expense	—	—	—	—	345	—	—	145	490
Balance, December 31, 2011	$—	$22,000	$452	$12,036	$69,728	$(33,123)	$673	$13,468	$85,234
Comprehensive income:
Net income	—	—	—	—	—	1,523	—	1,110	2,633
Change in net unrealized gains on securities available for sale, net of taxes of $363	—	—	—	—	—	—	525	43	568
Issuance of 138,999 shares of common stock for restricted stock awards and amortization	—	—		139	70	—	—	—	209
Discount accretion on preferred shares	—	—	220	—	—	(220)	—	—	—
Dividends on preferred shares	—	—	—	—	—	(1,199)	—	—	(1,199)
Stock based compensation expense	—	—	—	—	315	—	—	171	486
Balance, December 31, 2012	$—	$22,000	$672	$12,175	$70,113	$(33,019)	$1,198	$14,792	$87,931

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011

	2012	2011
	(in thousands)
Cash Flows From Operating Activities
Net income (loss) applicable to First Community Financial Partners, Inc.	$1,523	$(6,162)
Net income attributable to non-controlling interest	1,110	991
Net income (loss) before non-controlling interest	2,633	(5,171)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of securities	788	741
Provision for loan losses	7,062	17,447
Loss (gain) on sale of foreclosed assets, net	57	(17)
Writedown of foreclosed assets	879	624
Net amortization of deferred loan costs	(60)	(30)
Depreciation and amortization of premises and equipment	1,104	1,078
Realized gains on sales of available for sale securities, net	(17)	(48)
Increase in cash surrender value of life insurance	(148)	(149)
Deferred income taxes	(586)	(889)
Proceeds of sale of loans	6,779	11,266
Gain on sale of loans	(339)	(457)
Decrease in accrued interest receivable and other assets	1,724	3,215
Decrease in accrued interest payable and other liabilities	(431)	(614)
Restricted stock compensation expense	330	684
Stock option compensation expense	365	490
Net cash provided by operating activities	20,140	28,170
Cash Flows From Investing Activities
Net change in federal funds sold	18,216	(7,628)
Net change in interest-bearing deposits in banks	(61,524)	(23,161)
Activity in available for sale securities:
Purchases	(42,239)	(54,368)
Maturities, prepayments and calls	12,794	34,408
Sales	1,015	1,998
Purchases of nonmarketable equity securities	(9)	(104)
Net decrease in loans	32,890	68,722
Purchases of premises and equipment	(8,911)	(858)
Proceeds from sale of foreclosed assets	3,244	3,064
Net cash (used in) provided by investing activities	(44,524)	22,073
Cash Flows From Financing Activities
Net increase (decrease) in deposits	8,955	(27,807)
Net increase (decrease) in other borrowings	7,417	(14,506)
Dividends paid on preferred shares	(1,199)	(1,199)
Net cash provided by (used in) financing activities	15,173	(43,512)
Net change in cash and due from banks	(9,211)	6,731
Cash and due from banks:
Beginning	24,144	17,413
Ending	$14,933	$24,144

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$8,356	$13,028
Cash payments for income taxes	1,281	1,129
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	4,075	4,277

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of First Community Financial Partners, Inc. (“the Company” or “First Community”) and the following subsidiaries (“the Banks”):

	Ownership %	Date Formed
First Community Bank of Joliet ("FCB Joliet")	100%	June 15, 2004
First Community Bank of Plainfield ("FCB Plainfield")	78.19%	October 28, 2008
First Community Bank of Homer Glen & Lockport ("FCB Homer Glen")	60.94%	December 17, 2008
Burr Ridge Bank and Trust ("Burr Ridge")	53.09%	April 13, 2009

All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of operations: First Community Financial Partners, Inc. is a bank holding company providing a full range of financial services to individuals and corporate clients through the Banks.

Use of estimates: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of foreclosed assets, and the valuation of deferred tax assets.

Presentation of cash flows: For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, cash items and balances due from banks. Cash flows from federal funds sold, interest-bearing deposits in banks, loans originated by the Company, deposits and other borrowings are reported as net increases or decreases.

Interest-bearing deposits in banks: Interest-bearing deposits in banks mature within one year and are carried at cost.

Securities: All securities are classified as available for sale as the Company intends to hold the securities for an indefinite period of time, but not necessarily to maturity. Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of the related deferred tax effect. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Declines in the fair value of individual securities available for sale below their cost that are related to credit losses are deemed to be other-than-temporary and reflected in earnings as realized losses. In determining whether other-than-temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent or requirement of the Company to sell its investment in the issuer prior to any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Nonmarketable equity securities: The Company owns common stock issued by the Federal Home Loan Bank of Chicago (“FHLB”) . No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLB, are required to maintain an investment in the capital stock of the FHLB. The stock is redeemable at par by the FHLB, and is therefore, carried at cost and periodically evaluated for impairment. The Company records dividends in income on the date received.

Loans: The Company grants commercial, commercial and residential mortgage and consumer loans to clients. A substantial portion of the loan portfolio is represented by commercial and commercial mortgage loans throughout communities in Will, Grundy, DuPage, Cook, and Kane counties in Illinois. The ability of the Company's loan clients to honor their contracts is dependent upon general economic conditions and real estate values in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield.

The accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings: Loans are accounted for as troubled debt restructurings ("TDR") when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants a “concession” to the borrower that they would not otherwise consider. These concessions include a modification of terms such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than a current market rate for a new loan with similar risk, or some combination thereof to facilitate repayment.

TDRs are classified as impaired loans. TDRs are reviewed at the time of modification and on a quarterly basis to determine if a specific reserve is needed. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a specific reserve. Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms. A period of sustained repayment for at least six months generally is required for return to accrual status. This may result in the loan being returned to accrual at the time of restructuring. A loan that is modified at a market rate of interest will not be classified as a troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.

Allowance for loan losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Construction and land development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners. Construction and land development loans are generally based upon estimates of costs and value associated with the completed project. Construction and land development loans often involve the disbursement of substantial funds with repayment primarily dependent upon the success of the completed project. Sources of repayment for these types of loans may be permanent loans from long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. Generally, these loans have a higher risk profile than other real estate loans due to their repayment being sensitive to real estate values, interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.

Commercial loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business. Underwriting standards are designed to ensure repayment of loans and mitigate loss exposure. As part of the underwriting process, the Company examines current and projected cash flows to determine the ability of the borrower to repay his obligation as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and usually incorporate a personal guarantee. However, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect amounts due from its customers. Agricultural production loans are subject to underwriting standards and processes similar to commercial loans.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those standards and processes specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent upon the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. The properties securing the Company's commercial real estate portfolio are diverse in terms of type and geographic location within Will, Grundy, Dupage, Cook and Kane counties and their surrounding communities. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk grade criteria. Farmland loans are subject to underwriting standards and processes similar to commercial real estate loans.

Residential 1-4 family and consumer loans are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations, as well as the underlying collateral and the loan to collateral value. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. Included in the Company's residential 1-4 family loans are loans made to investors. These loans are underwritten using the same criteria as other residential 1-4 family loans.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are classified as impaired, an allowance is established when the collateral value, discounted cash flows or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors consider local economic trends, concentrations, management experience, and other elements of the Company's lending operations.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining the impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the fair value of collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's obtainable market price.

Residential 1-4 family and consumer loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Premises and equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the lesser of the remaining lease term, including renewal options controlled by the Company or the assets' useful lives using the straight-line method.

Foreclosed assets: Assets acquired through loan foreclosure or other proceedings are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, foreclosed assets are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sales are included in noninterest income.  Operating results from foreclosed assets are recorded in noninterest expense.

Cash surrender value of life insurance: The Company has purchased bank-owned life insurance policies on certain executives. Bank-owned life insurance is recorded at its cash surrender value. Changes in the cash surrender values are included in non-interest income.

Transfers of financial assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income taxes: Deferred taxes are provided using the liability method. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company adopted the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The adoption of this standard did not have a significant impact on the Company and there are no uncertain tax positions as of December 31, 2012 and 2011.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

The Company would recognize interest and penalties on income taxes as a component of income tax expense.

The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2009.

Stock compensation plans: The Company recognizes compensation cost relating to share-based payment transactions (stock options, and restricted share plans) in the consolidated financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued.

The Company calculates and recognizes compensation cost for all stock awards over the employees' service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company uses a Black-Sholes model to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale net of deferred taxes, are reported as a separate component of the equity section of the balance sheets, such items, along with net income, are components of comprehensive income.

Basic and diluted earnings per common share: Earnings (loss) per common share is computed using the two-class method. Basic earnings (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Due to the net loss for the year ended December 31, 2011, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted (loss) per share.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share (amounts in thousands, except common share data).

	Years Ended December 31,
	2012	2011

Undistributed earnings (loss) allocated to common stock	$1,523	$(6,162)
Less: preferred stock dividends and discount accretion	1,419	1,419
Net income (loss) allocated to common stock	$104	$(7,581)

Weighted average shares outstanding for basic earnings per common share	12,047,894	11,589,024
Dilutive effect of stock-based compensation	140,031	—
Weighted average shares outstanding for diluted earnings per common share	12,187,925	11,589,024

Basic income (loss) per common share	$0.01	$(0.65)
Diluted income (loss) per common share	0.01	(0.65)

Recent accounting pronouncements: ASC Topic 860 "Transfers and Servicing."  New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing" amended prior guidance on the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The new authoritative guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion.  The new guidance does not change any other existing criteria applicable to the assessment of effective control.  The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company's statements of operations and financial condition.

ASC Topic 820 "Fair Value Measurement."  New authoritative accounting guidance under ASC Topic 820, "Fair Value Measurement" amended prior guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The new authoritative guidance clarifies the highest and best use and valuation premise, measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, measuring the fair value of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement. The new authoritative guidance also requires additional disclosures about fair value measurements. The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company's statements of operations and financial condition.  See Note 16 for the additional disclosures required by this new authoritative guidance.

ASC Topic 220 "Comprehensive Income."  New authoritative accounting guidance under ASC Topic 220, "Comprehensive Income" amended prior guidance to increase the prominence of items reported in other comprehensive income.  The new guidance requires that all changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance does not change the items that must be reported in other comprehensive income.  The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company's statements of operations and financial condition.  See the Consolidated Statements of Comprehensive Income included in the Consolidated Financial Statements.

Segment: The Company's operations consist of one segment called community banking. While the Company's management monitors each of the four bank subsidiaries' operations and profitability separately, these subsidiaries have been aggregated into one reportable operating segment due to the similarities in products and services, customer base, operations, profitability measures, and economic characteristics.

Reclassifications: Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not result in any changes to previously reported net income or shareholders' equity.

Note 2.	Affiliate Services

First Community Financial Partners, Inc., FCB Joliet, FCB Plainfield, FCB Homer Glen and Burr Ridge have entered into an Affiliate Management Services Agreement. The Affiliate Management Services Agreement allows for each entity to share in the costs and resources of such functions including, but not limited to, information technology, finance and accounting, human resources, risk management, and strategic development. For the years ended December 31, 2012 and 2011, $2.9 million and $2.2 million, respectively, was paid by the Banks to the Company under the terms of the agreement.

First Community Financial Partners and the Banks have internal loan participation agreements of $79.2 million and $75.7 million as of December 31, 2012 and 2011, respectively.

Note 3.	Cash and Due from Banks

The Company is required to maintain average balances on hand or with the Federal Reserve Bank of Chicago. At December 31, 2012 and 2011, these reserve balances amounted to approximately $1.6 million and $1.1 million, respectively.

The nature of the Company's business requires that it maintain amounts due from banks, federal funds sold and interest-bearing deposits in banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

Note 4.	Securities Available for Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
U.S. government federal agency	$1,001	$1	—	$1,002
Government sponsored enterprises	25,544	246	—	25,790
Residential collateralized mortgage obligations	20,018	326	—	20,344
Residential mortgage backed securities	7,486	230	—	7,716
Corporate securities	12,520	204	3	12,721
State and political subdivisions	40,190	1,260	62	41,388
	$106,759	$2,267	$65	$108,961
December 31, 2011
U.S. government federal agency	$1,002	$2	—	$1,004
Government sponsored enterprises	23,549	205	14	23,740
Residential collateralized mortgage obligations	20,087	278	13	20,352
Residential mortgage backed securities	4,918	120	—	5,038
Corporate securities	2,163	22	20	2,165
State and political subdivisions	27,381	699	8	28,072
	$79,100	$1,326	$55	$80,371

Securities with a fair value of $47.1 million and $44.1 million were pledged as collateral on public funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law as of December 31, 2012 and 2011, respectively.

The amortized cost and fair value of debt securities available for sale as of December 31, 2012, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore these securities are segregated in the following maturity summary.

	Amortized	Fair
	Cost	Value
Within 1 year	$16,570	$16,632
Over 1 year through 5 years	51,449	52,346
5 years through 10 years	7,785	8,075
Over 10 years	3,451	3,848
Residential collateralized mortgage obligations and mortgage backed securities	27,504	28,060
	$106,759	$108,961

Gross realized gains on the sales of securities were $17,000 and $48,000, respectively, and there were no gross realized losses during the years ended December 31, 2012 and 2011.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believes are other-than-temporarily impaired at December 31, 2012 and 2011.

The unrealized losses in the portfolio at December 31, 2012, resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to or will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 5.	Loans

A summary of the balances of loans follows (in thousands):

	December 31,
	2012	2011
Construction and Land Development	$30,494	$41,946
Farmland and Agricultural Production	7,211	12,761
Residential 1-4 Family	77,567	86,703
Commercial Real Estate	366,901	379,881
Commercial	140,895	147,184
Consumer and other	14,361	23,385
	637,429	691,860
Net deferred loan (fees) costs	(315)	(226)
Allowance for loan losses	(22,878)	(26,991)
	$614,236	$664,643

The following table presents the contractual aging of the recorded investment in past due and nonaccrual loans by class of loans as of December 31, 2012 and December 31, 2011 (in thousands):

December 31, 2012	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Nonaccrual Loans	Total Loans
Construction and Land Development	$27,097	$—	$—	—	$27,097	$3,397	$30,494
Farmland and Agricultural Production	7,211	—	—	—	7,211	—	7,211
Residential 1-4 Family	74,834	352	68	—	75,254	2,313	77,567
Commercial Real Estate
Multifamily	17,632	—	—	—	17,632	—	17,632
Retail	100,646	—	—	—	100,646	2,000	102,646
Office	45,602	—	—	—	45,602	4,309	49,911
Industrial and Warehouse	47,941	—	—	—	47,941	2,621	50,562
Health Care	22,215	—	—	—	22,215	—	22,215
Other	112,270	299	2,024	—	114,593	9,342	123,935
Commercial	136,636	1,062	—	—	137,698	3,197	140,895
Consumer and other	13,577	18	4	—	13,599	762	14,361
Total	$605,661	$1,731	$2,096	—	$609,488	$27,941	$637,429

December 31, 2011	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Nonaccrual Loans	Total Loans
Construction and Land Development	$31,507	$166	$3,755	$—	$35,428	$6,518	$41,946
Farmland and Agricultural Production	11,261	—	—	—	11,261	1,500	12,761
Residential 1-4 Family	81,792	68	15	—	81,875	4,828	86,703
Commercial Real Estate
Multifamily	17,747	—	—	—	17,747	—	17,747
Retail	104,783	—	—	—	104,783	9,092	113,875
Office	39,244	—	—	—	39,244	4,848	44,092
Industrial and Warehouse	46,963	—	—	—	46,963	2,532	49,495
Health Care	16,651	—	—	—	16,651	—	16,651
Other	131,880	—	—	—	131,880	6,141	138,021
Commercial	140,454	1,625	2,382	—	144,461	2,723	147,184
Consumer and other	22,286	773	274	—	23,333	52	23,385
Total	$644,568	$2,632	$6,426	$—	$653.626	$38,234	$691,860

As part of the on-going monitoring of the credit quality of the Company's loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt and comply with various terms of their loan agreements. The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends. Generally, all sizeable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit's risk profile. Credits classified as watch generally receive a review more frequently than annually. For special mention, substandard, and doubtful credit classifications, the frequency of review is increased to no less than quarterly in order to determine potential impact on credit loss estimates.

The Company categorizes loans into the following risk categories based on relevant information about the ability of borrowers to service their debt:

Pass - A pass asset is well protected by the current worth and paying capacity of the obligator (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner. Pass assets also include certain assets considered watch, which are still protected by the worth and paying capacity of the borrower but deserve closer attention and a higher level of credit monitoring.

Special Mention - A special mention asset, or risk rating of 5, has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company's credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard - A substandard asset, or risk rating of 6 or 7, is an asset with a well-defined weakness that jeopardizes repayment, in whole or in part, of the debt. These credits are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. These assets are characterized by the distinct possibility that the Company will or has sustained some loss of principal and/or interest if the deficiencies are not corrected.

Doubtful - An asset that has all the weaknesses, or risk rating of 8, inherent in the substandard classification, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. These credits have a high probability for loss, yet because certain important and reasonably specific pending factors may work toward the strengthening of the asset, its classification of loss is deferred until its more exact status can be determined.

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. Therefore, there is no balance to report at December 31, 2012 and 2011.

Residential 1-4 family, consumer and other loans are assessed for credit quality based on the contractual aging status of the loan and payment activity. In certain cases, based upon payment performance, the loan being related with another commercial type loan or for other reasons, a loan may be categorized into one of the risk categories noted above. Such assessment is completed at the end of each reporting period.

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of December 31, 2012 and 2011 (in thousands):

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$12,556	$14,541	$2,227	$1,170	$30,494
Farmland and Agricultural Production	7,211	—	—	—	7,211
Commercial Real Estate
Multifamily	16,904	728	—	—	17,632
Retail	78,065	16,463	8,118	—	102,646
Office	39,553	6,049	2,844	1,465	49,911
Industrial and Warehouse	41,795	6,146	—	2,621	50,562
Health Care	20,875	1,340	—	—	22,215
Other	106,202	6,923	5,712	5,098	123,935
Commercial	123,848	7,556	9,376	115	140,895
Total	$447,009	$59,746	$28,277	$10,469	$545,501

December 31, 2012	Performing	Non-performing	Total
Residential 1-4 Family	$75,254	$2,313	$77,567
Consumer and other	13,599	762	14,361
Total	$88,853	$3,075	$91,928

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$17,533	$16,337	$6,851	1,225	$41,946
Farmland and Agricultural Production	11,261	—	1,500	—	12,761
Commercial Real Estate
Multifamily	17,005	742	—	—	17,747
Retail	78,547	26,237	3,842	5,249	113,875
Office	29,183	6,512	7,146	1,251	44,092
Industrial and Warehouse	36,894	2,267	10,334	—	49,495
Health Care	15,297	1,354	—	—	16,651
Other	121,246	10,435	4,245	2,095	138,021
Commercial	127,198	9,171	10,666	149	147,184
Total	$454,164	$73,055	$44,584	9,969	$581,772

December 31, 2011	Performing	Non-performing	Total
Residential 1-4 Family	$81,875	$4,828	$86,703
Consumer and other	23,333	52	23,385
Total	$105,208	$4,880	$110,088

Non-performing loans includes those on nonaccrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the years ended December 31, 2012 and 2011 (in thousands):

December 31, 2012	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real estate	Commercial	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,252	$1,595	$2,408	$11,438	$4,337	$280	$681	$26,991
Provision for loan losses	(340)	230	1,016	7,330	(357)	(136)	(681)	7,062
Loans charged-off	(1,762)	(1,353)	(946)	(8,027)	(1,452)	—	—	(13,540)
Recoveries of loans previously charged-off	605	—	84	1,123	547	6	—	2,365
Ending balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$—	$22,878

December 31, 2011
Allowance for loan losses:
Beginning balance	$8,610	$58	$3,084	$8,877	$3,927	$215	$28	$24,799
Provision for loan losses	5,536	1,537	990	6,380	2,253	98	653	17,447
Loans charged-off	(8,397)	—	(1,744)	(4,697)	(2,005)	(35)	—	(16,878)
Recoveries of loans previously charged-off	503	—	78	878	162	2	—	1,623
Ending balance	$6,252	$1,595	$2,408	$11,438	$4,337	$280	$681	$26,991

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of December 31, 2012 and 2011 (in thousands):

December 31, 2012	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Unallocated	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$1,173	$—	$45	$10	$59	$—	—	$1,287
Collectively evaluated for impairment	3,582	472	2,517	11,854	3,016	150	—	21,591
Ending balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$—	$22,878
Loans:
Individually evaluated for impairment	$3,398	$—	$5,770	$24,280	$5,983	$762	—	$40,193
Collectively evaluated for impairment	27,096	7,211	71,797	342,621	134,912	13,599	—	597,236
Ending balance	$30,494	$7,211	$77,567	$366,901	$140,895	$14,361	—	$637,429

December 31, 2011
Period-ended amount allocated to:
Individually evaluated for impairment	$3,288	1,500	$143	$2,506	$1,002	$25	—	$8,464
Collectively evaluated for impairment	2,964	95	2,265	8,932	3,335	255	681	18,527
Ending balance	$6,252	$1,595	$2,408	$11,438	$4,337	$280	$681	$26,991
Loans:
Individually evaluated for impairment	$6,518	1,500	$6,587	$22,614	$5,544	$52	—	$42,815
Collectively evaluated for impairment	35,428	11,261	80,116	357,267	141,640	23,333	—	649,045
Ending balance	$41,946	$12,761	$86,703	$379,881	$147,184	$23,385	—	$691,860

The following table presents additional detail of impaired loans, segregated by class, as of and for the year ended December 31, 2012 and 2011 (in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$7,979	$2,201	$—	$2,015	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	3,773	3,324	—	3,531	65
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	3,404	2,000	—	5,241	23
Office	5,354	4,309	—	2,768	—
Industrial and Warehouse	6,384	5,166	—	1,919	15
Health Care	—	—	—	—	—
Other	15,767	11,537	—	4,172	—
Commercial	6,003	5,924	—	5,966	340
Consumer and other	762	762	—	387	—
With an allowance recorded:
Construction and Land Development	1,244	1,197	1,173	3,009	—
Farmland and Agricultural Production	—	—	—	338	—
Residential 1-4 Family	2,625	2,446	45	2,484	91
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	—	—	—	1,519	—
Office	—	—	—	1,739	—
Industrial and Warehouse	—	—	—	736	—
Health Care	—	—	—	—	—
Other	1,268	1,268	10	3,902	52
Commercial	59	59	59	1,335	—
Consumer and other	—	—	—	31	—
Total	$54,622	$40,193	$1,287	$41,092	$586

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$8,779	$2,608	—	$4,049	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	7,314	5,941	—	6,022	104
Commercial Real Estate
Multifamily	—	—	—	71	—
Retail	9,404	5,678	—	3,094	—
Office	2,176	1,251	—	1,242	—
Industrial and Warehouse	—	—	—	775	—
Health Care	—	—	—	—	—
Other	7,425	3,582	—	5,703	—
Commercial	3,177	2,895	—	1,120	50
Consumer and other	—	—	—	34	—
With an allowance recorded:
Construction and Land Development	7,482	3,910	3,288	5,949	2
Farmland and Agricultural Production	1,500	1,500	1,500	300	—
Residential 1-4 Family	913	646	143	832	—
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	4,181	3,414	274	3,783	—
Office	3,598	3,598	1,399	2,139	—
Industrial and Warehouse	2,775	2,532	243	1,509	—
Health Care	—	—	—	—	—
Other	2,559	2,559	590	3,340	—
Commercial	2,994	2,649	1,002	1,690	—
Consumer and other	52	52	25	28	—
Total	$64,329	$42,815	$8,464	$41,680	$156

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents troubled debt restructurings and the financial effects of troubled debt restructurings (in thousands, except number of contracts):

Year Ended December 31, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs and Specific Reserves
Construction and Land Development	1	$1,092	$653	548
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	13	4,179	4,217	35
Commercial Real Estate
Multifamily	—	—	—	—
Retail	2	4,158	4,229	32
Office	—	—	—	—
Industrial and Warehouse	1	115	115	—
Health Care	—	—	—	—
Other	11	8,100	8,088	40
Commercial	3	3,233	2,733	199
Consumer and other	—	—	—	—
	31	$20,877	$20,035	$854
Year Ended December 31, 2011
Construction and Land Development	6	$6,438	$6,438	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	4	4,166	3,816	350
Commercial Real Estate
Multifamily	1	102	102	—
Retail	1	3,325	3,325	—
Office	2	2,945	2,945	—
Industrial and Warehouse	—	—	—	—
Health Care	—	—	—	—
Other	5	1,127	1,127	—
Commercial	3	334	334	—
Consumer and other	—	—	—	—
	22	$18,437	$18,087	$350

The following tables present the unpaid principal balance of loans modified in a troubled debt restructuring during the years ended December 31, 2012 and 2011, by class and type of modification (in thousands):

	Year Ended December 31, 2012
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$1,092	$—	$—	$—	$—	$1,092
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	196	2,270	—	—	1,713	4,179
Commercial Real Estate	1,695	9,641	—	—	1,037	12,373
Commercial	—	—	2,341	143	749	3,233
Consumer and other	—	—	—	—	—	—
	$2,983	$11,911	$2,341	$143	$3,499	$20,877

	Year Ended December 31, 2011
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Debt Concession	Other	Total
Construction and Land Development	$277	$2,530	$2,879	$—	$752	$6,438
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	1,750	1,846	—	570	—	4,166
Commercial Real Estate	6,447	464	—	486	102	7,499
Commercial	—	—	—	334	—	334
Consumer and other	—	—	—	—	—	—
	$8,474	$4,840	$2,879	$1,390	$854	$18,437

Troubled debt restructurings that were accruing were $12.8 million and $4.5 million, respectively, as of December 31, 2012 and 2011. Troubled debt restructurings that were non-accruing were $19.8 million and $16.2 million, respectively, as of December 31, 2012 and 2011. There were no re-defaults of troubled debt restructurings that occurred during the years ended December 31, 2012 or 2011.

The following presents a rollfoward activity of troubled debt restructurings (in thousands except number of loans):

	Years ended December 31,
	2012		2011
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
Balance, beginning	$20,716	40	$15,036	24
Additions to troubled debt restructurings	20,877	31	18,437	22
Removal of troubled debt restructurings	(533)	(1)	(2,170)	(5)
Charge-off related to troubled debt restructurings	(1,336)	(11)	(7,292)	—
Transfers to other real estate owned	(1,939)	(2)	(297)	(1)
Repayments and other reductions	(5,191)	(8)	(2,998)	—
Balance, ending	$32,594	49	$20,716	40

Restructured loans are evaluated for impairment at each reporting date as part of the Company's determination of the allowance for loan losses.

Executive officers, directors and principal shareholders of the Company, including their families and companies of which they are principal owners, are considered to be related parties. These related parties were loan clients of the Company in the ordinary course of business. In management's opinion, these loans and transactions are on the same terms as those for comparable loans and transactions with unrelated parties. Transfers from related party status are loans to Directors who have resigned. Loans to related parties totaled as follows (in thousands):

	Year ended December 31,
	2012	2011
Balance, beginning	$60,128	$75,192
New loans	21,029	7,873
Repayments and other reductions	(29,733)	(18,822)
Transfer from related party status	49	(4,115)
Balance, ending	$51,473	$60,128

No loans to executive officers, directors, and their affiliates were past due greater than 90 days at December 31, 2012 or 2011.

Note 6.	Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2012	2011

Land	$3,684	$2,150
Building and building improvements	14,441	7,974
Furniture and equipment	3,389	2,998
	21,514	13,122
Less: accumulated depreciation	4,524	3,939
	$16,990	$9,183

Depreciation and amortization expense was $1.1 million in each of for the years ended December 31, 2012 and 2011.

Rent expense for banking facilities was $636,000 and $717,000 for the years ended December 31, 2012 and 2011, respectively.

The Company leases office space for certain branches and loan production offices. The future minimum annual rental commitments for these noncancelable leases of such space are as follows (in thousands):

2013	$372
2014	339
2015	319
2016	103
2017	103
2018 and thereafter	896
$2,132

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes. Certain leases also provide for increased rental payments up to 3%.

Note 7.	Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. An analysis of the foreclosed assets and the related provision for losses is as follows (in thousands):

	Years ended December 31,
	2012	2011

Beginning Balance	$3,524	$2,918
Transfers of loans	4,075	4,277
Writedown to realizable value	(879)	(624)
Loans to facilitate sale of foreclosed assets	—	—
(Loss) gain on sale of foreclosed assets	(57)	17
Proceeds on sale	(3,244)	(3,064)
Ending Balance	$3,419	$3,524

Expenses applicable to foreclosed assets include the following:

	Years ended December 31,
	2012	2011

Writedown to realizable value	$879	$624
Operating expenses, net of rental income	380	793
	$1,259	$1,417

Note 8.	Deposits

The composition of interest-bearing deposits is as follows (in thousands):

	December 31,
	2012	2011
NOW and money market accounts	$244,441	$219,459
Savings	25,411	22,689
Time deposit certificates, $100,000 or more	254,268	283,350
Other time deposit certificates	142,426	156,011
	$666,546	$681,509

At December 31, 2012 and 2011, brokered deposits amounted to $16.6 million and $15.5 million, respectively, which are included in other time deposit certificates.

The Company participates in a deposit placement program that allows for reciprocal deposits from other banks in the program or allows for the Company to place deposits with other participating banks. The purpose of the deposit placement program is to allow customers to obtain FDIC insurance coverage for deposits at the Company that exceed $250,000. The Company had time deposits aggregating $12.2 million and $8.5 million in the reciprocal program at December 31, 2012 and 2011, respectively. In addition, the Company had money market deposits aggregating $19.8 million and $20.2 million in the reciprocal program at December 31, 2012 and 2011, respectively.

At December 31, 2012, maturities of certificates of deposit are summarized as follows (in thousands):

2013	$220,932
2014	131,224
2015	26,601
2016	8,747
2017	6,735
2018 and thereafter	2,455
$396,694

Note 9.	Subordinated Debt

In May 2009, the Company closed an offering circular for $5 million in common stock at $4.63 per share and 8% Series A non-cumulative convertible preferred stock with a purchase price and liquidation preference of $1,000 per share to certain individual accredited investors. The preferred stock is convertible to common stock at $10.00 per share on or after 5 years. Upon the termination of the Company's commitment not to incur any debt without the prior approval of the Federal Reserve, each share of preferred stock was, automatically and without any action on the part of the holder thereof, exchanged for one Company subordinated note in the same face amount as the share of preferred stock for which it is exchanged. The holders of the notes are entitled to interest at 8% payable annually starting January 1, 2010, and the notes will mature in 10 years. The notes are convertible to common stock at $10.00 per share on or after 5 years. The Company raised $4 million under this offering and the preferred shares were converted to subordinated notes in August 2009. The subordinated debt qualifies for treatment in the regulatory capital calculation subject to certain limits as total capital of the Company at December 31, 2012 and 2011.

Note 10.	Other Borrowed Funds

The composition of other borrowed funds is as follows (in thousands):

	December 31,
	2012	2011
Securities sold under agreements to repurchase	$24,842	$18,278
Mortgage note payable	853	—
	$25,695	$18,278

Securities sold under agreements to repurchase are agreements in which the Banks acquire funds by selling securities to another party under a simultaneous agreement to repurchase the same securities at a specified price and date.  These agreements represent a demand deposit account product to clients that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.

In conjunction with the purchase of the building which houses Burr Ridge's operations, a $1.0 million mortgage note was signed on February 28, 2012. The terms of the note require monthly payments at a fixed rate of 6% amortized over a period of 5 years. As of December 31, 2012 the outstanding balance was $853,000.

At December 31, 2012, future principal payments are as follows (in thousands):

2013	$186
2014	197
2015	210
2016	222
2017	38
$853

In December 2011, FCB Joliet repaid the FHLB borrowings which were to mature in September 2013. Due to the prepayment of the borrowings a prepayment penalty was incurred in the amount of $141,000 which is included in other expenses.

A collateral pledge agreement exists whereby at all times, FCB Joliet and FCB Plainfield must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago.  FCB Joliet and FCB Plainfield had $31.0 million and $25.6 million of loans pledged as collateral for Federal Home Loan Bank advances as of December 31, 2012 and December 31, 2011, respectively.

FCB Joliet, FCB Plainfield, FCB Homer Glen, and Burr Ridge entered into collateral pledge agreements whereby the Banks pledge commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Banks to borrow on a short term basis, typically overnight.  The Banks had $198 million and $182 million of loans pledged as collateral as of December 31, 2012 and December 31, 2011, respectively.

Note 11.	Income Taxes

Income tax expense (benefit) recognized is as follows (in thousands):

	For years ended December 31,
	2012	2011
Current	$927	$1,716
Deferred	111	(4,675)
Change in valuation allowance	$(697)	$3,786
	$341	$827

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	For years ended December 31,
	2012	2011
Federal income tax at statutory rate	$1,041	$(1,520)
Increase (decrease) due to:
Valuation allowance	(697)	3,786
State income tax, net of federal benefit	187	(461)
Benefit of income taxed at lower rate	(30)	43
Tax exempt income	(234)	(30)
Stock option compensation	292	77
Cash surrender value of life insurance	(50)	(60)
Other	(168)	(1,008)
	$341	$827

Deferred tax assets and liabilities consist of (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$8,123	$9,871
Organization expenses	320	350
Net operating losses	8,201	6,482
Contribution carryforward	14	12
Non-qualified stock options	860	722
Restricted stock	86	248
Foreclosed assets	572	604
Other	110	87
	18,286	18,376
Deferred tax liabilities:
Depreciation	(230)	(220)
Unrealized gains on securities available for sale	(859)	(496)
Prepaid expenses	(32)	(22)
	(1,121)	(738)
Valuation allowance	(15,599)	(16,583)
Net deferred tax asset	$1,566	$1,055

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance to reflect management's estimate of the temporary deductible differences that may expire prior to their utilization has been recorded for the years ended December 31, 2012 and 2011. The net deferred tax assets at December 31, 2012 and 2011, relates to Burr Ridge and FCB Plainfield.

The Company has a federal net operating loss carryforward of $19.9 million and $15.7 million that can be used to offset future regular corporate federal income tax as of December 31, 2012 and 2011, respectively. This net operating loss carryforward expires between fiscal year ended December 31, 2028 and December 31, 2032. The Company has an Illinois net operating loss carryforward of $22.8 million and $18.4 million that can be used to offset future regular corporate state income tax as of December 31, 2012 and 2011, respectively. These Illinois net operating loss carryforwards will expire between December 31, 2023 and December 31, 2025, fiscal tax years.

Note 12.	Benefit Plan

The Company has a 401(k) plan that covers substantially all employees. Participants make tax-deferred contributions. The Company matches contributions equal to 100% of each participant's contribution up to 6%. Expense of the plan is based on the annual contributions and was $404,000 and $380,000 for the years ended December 31, 2012 and 2011, respectively.

Note 13.	Stock Compensation Plans

The Company adopted the First Community Financial Partners, Inc. 2008 Equity Incentive Plan (“the Equity Incentive Plan”) in 2008, which supersedes previously adopted plans. This Equity Incentive Plan allows for the granting of awards including stock options, restricted stock, stock appreciation rights, stock awards and cash incentive rewards. This plan was amended in December 2011 to increase the number of shares authorized by 1,000,000 shares. As a result, under this plan, 2,430,000 shares of authorized but unissued common stock were reserved for the granting of awards.

FCB Plainfield and FCB Homer Glen each adopted their own 2008 Stock Incentive Plan (“the Stock Incentive Plans”) in January 2009. Burr Ridge adopted the Burr Ridge Bank and Trust 2009 Stock Incentive Plan (“the Stock Incentive Plan”) in October 2009. The Stock Incentive Plans allow for the granting of stock options. Under the FCB Plainfield and FCB Homer Glen plans, 225,000 shares of authorized but unissued common stock were reserved for the granting of awards. Under the Burr Ridge plan 470,000 shares of authorized but unissued common stock was reserved for the granting of awards.

For the Stock Incentive Plans and Equity Incentive Plan, options are to be granted at the fair value of the stock at the date of the grant and vest at 33-1/3% as of the first anniversary of the grant date and an additional 33-1/3% of the option is exercisable as of each successive anniversary of the grant date. Options must be exercised within ten years after the date of grant.

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used which are not materially different by plan:

December 31, 2012
Dividend yield	—%
Expected volatility	13%
Risk free rate of return	1.16%
Expected life in years	7.0

There were no options granted for the year ended December 31, 2011.

The dividend yield assumption is based on the Company's historical dividend payouts. The expected volatility is based on historical volatility for similar companies. The risk free rates of return for periods within the contractual life of the awards are based on the U.S. Treasury yields in effect at the time of the grant. The expected life is based on management's estimate of when outstanding options will be exercised.

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	December 31,
	2012			2011
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,749,687	$7.63	$428	1,906,237	$7.62
Granted	144,500	10.44		—	—
Exercised	—	—		—	—
Canceled	—	—		—	—
Expired	(17,366)	9.02		(120,050)	7.16
Forfeited	(6,334)	8.33		(36,500)	8.68

Outstanding at end of year	1,870,487	$7.83	$681	1,749,687	$7.63	$428

Exercisable at end of year	1,600,173	$7.58	$401	1,404,621	$7.43	$146

Weighted average fair value
of options granted
during the year		$1.81			—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on December 31, 2012 and 2011. The intrinsic value will change when the market value of the Company's stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

At December 31, 2012, management estimates that $284,000 in compensation expense will be recognized through January 2015 related to outstanding stock options.

Information pertaining to options outstanding at December 31, 2012, is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

First Community Financial Partners, Inc.
$5.00	378,876	1.5	$5.00	378,876	$5.00
$5.53	7,600	2.3	$5.53	7,600	$5.53
$6.25	32,600	5.1	$6.25	32,600	$6.25
$6.38	10,000	3.3	$6.38	10,000	$6.38
$7.50	455,400	4.4	$7.50	450,003	$7.50
$8.00	4,000	6.7	$8.00	4,000	$8.00
$9.25	245,428	5.4	$9.25	245,428	$9.25
FCB Plainfield
$8.00	58,100	7.2	$8.00	38,733	$8.00
$10.00	101,000	6.2	$10.00	101,000	$10.00
FCB Homer Glen
$4.57	46,000	7.7	$4.57	30,667	$4.57
$7.35	10,700	7.1	$7.35	7,133	$7.35
$10.00	127,833	6.5	$10.00	127,833	$10.00
Burr Ridge
$8.72	210,450	7.3	$8.72	140,300	$8.72
$8.87	39,000	7.6	$8.87	26,000	$8.87
$10.44	143,500	9.1	$10.44	—	$—
	1,870,487			1,600,173

Information pertaining to non-vested options at December 31, 2012, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	345,066	$1.90
Granted	144,500	1.81
Vested	(212,918)	1.90
Canceled	—	—
Forfeited	(6,334)	1.84
Non-vested shares, end of period	270,314	$1.84

The following summarizes stock option detail by Company and Bank plan (aggregate intrinsic value in thousands):

	Granted	Weighted Average Fair Value of Options Granted During the Year	Shares Outstanding	Weighted Average Exercise Price	Shares Exercisable	Aggregate Intrinsic Value	Nonvested Options

First Community Financial Partners, Inc.	—	—	1,133,904	$6.99	1,128,507	—	5,397
FCB Plainfield	—	—	159,100	9.27	139,733	28	19,367
FCB Homer Glen	—	—	184,533	8.49	165,633	—	18,900
Burr Ridge	144,500	1.81	392,950	9.36	166,300	373	226,650
	144,500		1,870,487		1,600,173	$401	270,314

The Company also grants restricted shares to select officers and directors within the organization. Individuals holding granted restricted shares have all of the rights of a stockholder of the Company, including the right to vote and receive dividends. These restricted shares are subject to certain terms, conditions and restrictions. Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period. In 2012, 57,850 shares of restricted stock were granted with a weighted-average grant-date per share fair value of $7.03, which vest over a three-year period. In 2011, 452,000 shares of restricted stock were granted with a weighted-average grant-date per share fair value of $1.50, which vested immediately. In addition, 412,000 shares of restricted stock were granted with a weighted-average grant-date per share fair value of $1.50 which vest over a three-year period. The Company recognized compensation expense of $330,000 and $684,000 for the years ended December 31, 2012 and 2011, related to this plan. Total unrecognized compensation expense related to restricted stock grants was $632,000 as of December 31, 2012.

The following is a summary of nonvested restricted shares:

	December 31,
	2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	412,000	$1.50	—	$—
Granted	57,850	7.03	864,000	1.50
Vested	(138,999)	1.50	(452,000)	1.50
Canceled	—	—	—	—
Forfeited	(29,150)	1.91	—	—
Non-vested shares, end of period	301,701	$2.52	412,000	$1.50

Note 14.	Concentrations, Commitments and Contingencies

Concentrations of credit risk: In addition to financial instruments with off-balance-sheet risk, the Company, to a certain extent, is exposed to varying risks associated with concentrations of credit. Concentrations of credit risk generally exist if a number of borrowers are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by economic or other conditions.

The Company conducts substantially all of its lending activities in Will, Grundy, DuPage, Cook and Kane counties and their surrounding communities. Loans granted to businesses are primarily secured by business assets, investment real estate, owner-occupied real estate or personal assets of commercial borrowers. Loans to individuals are primarily secured by personal residences or other personal assets. Since the Company's borrowers and its loan collateral have geographic concentration in its primary market area, the Company could have exposure to declines in the local economy and real estate market. However, management believes that the diversity of its customer base and local economy, its knowledge of the local market, and its proximity to customers limits the risk of exposure to adverse economic conditions.

Credit related financial instruments: The Company is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

A summary of the Company's commitments is as follows (in thousands):

	December 31,
	2012	2011
Commitments to extend credit	$90,368	$82,393
Standby letters of credit	12,600	18,369
	$102,968	$100,762

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Company would be entitled to seek recovery from the customer. At December 31, 2012 and 2011, there was $300,000 recorded as liabilities for the Company's potential obligations under these guarantees.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Note 15.	Dividend Restrictions and Regulatory Capital Requirements

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Banks. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies.

The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, the Company and the Banks met all capital adequacy requirements to which they are subject.

Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits, after first deducting their losses (including any accumulated deficit) and provision for loan losses. The payment of dividends by any bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Moreover, the Federal Deposit Insurance Corporation (“FDIC”) prohibits the payment of any dividends by a bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the FDIC prohibits dividend payments during the first seven years of a new bank's operations, after which time allowing cash dividends to be paid only from net operating income and does not permit dividends to be paid until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. Because the Company and Banks plan to reinvest earnings, if any, during its de novo period, the Company and Banks expect that no cash dividends will be paid for its first seven years of operations and there were no dividends paid during the years ending December 31, 2012 and 2011.

As of December 31, 2012, the most recent notifications from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company or the Banks' category. Bank regulators can modify capital requirements as part of their examination process.

The Company's and the Banks' capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital (to risk-weighted assets)
Consolidated	$99,579	14.46%	$55,079	8.00%	N/A	N/A
FCB Joliet	47,428	13.46%	28,181	8.00%	$35,226	10.00%
FCB Plainfield	18,630	16.40%	9,090	8.00%	11,363	10.00%
FCB Homer Glen	9,878	16.57%	4,769	8.00%	5,961	10.00%
Burr Ridge	22,684	13.90%	13,059	8.00%	16,324	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	86,733	12.60%	27,539	4.00%	N/A	N/A
FCB Joliet	42,905	12.18%	14,090	4.00%	21,135	6.00%
FCB Plainfield	17,185	15.12%	4,545	4.00%	6,818	6.00%
FCB Homer Glen	9,112	15.29%	2,385	4.00%	3,577	6.00%
Burr Ridge	20,632	12.64%	6,530	4.00%	9,795	6.00%
Tier I Capital (to average assets)
Consolidated	86,733	9.87%	35,143	4.00%	N/A	N/A
FCB Joliet	42,905	9.04%	18,982	4.00%	23,727	5.00%
FCB Plainfield	17,185	12.06%	5,698	4.00%	7,123	5.00%
FCB Homer Glen	9,112	11.97%	3,044	4.00%	3,805	5.00%
Burr Ridge	20,632	11.12%	7,418	4.00%	9,273	5.00%
December 31, 2011
Total capital (to risk-weighted assets)
Consolidated	$97,045	13.45%	57,710	8.00%	N/A	N/A
FCB Joliet	48,775	11.81%	33,048	8.00%	$41,310	10.00%
FCB Plainfield	16,012	15.01%	8,532	8.00%	10,665	10.00%
FCB Homer Glen	9,225	14.99%	4,925	8.00%	6,156	10.00%
Burr Ridge	21,415	15.30%	11,197	8.00%	13,997	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	84,561	11.72%	28,855	4.00%	N/A	N/A
FCB Joliet	43,452	10.52%	16,524	4.00%	24,786	6.00%
FCB Plainfield	14,654	13.74%	4,266	4.00%	6,399	6.00%
FCB Homer Glen	8,429	13.69%	2,462	4.00%	3,694	6.00%
Burr Ridge	19,649	14.04%	5,599	4.00%	8,398	6.00%
Tier I Capital (to average assets)
Consolidated	84,561	9.29%	36,405	4.00%	N/A	N/A
FCB Joliet	43,452	8.28%	20,988	4.00%	26,235	5.00%
FCB Plainfield	14,654	10.81%	5,423	4.00%	6,778	5.00%
FCB Homer Glen	8,429	10.04%	3,357	4.00%	4,197	5.00%
Burr Ridge	19,649	11.84%	6,638	4.00%	8,297	5.00%

Note 16.	Fair Value Measurements

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert expected future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's monthly and/or quarterly valuation process.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available for Sale: The fair value of the Company's securities available for sale are determined using Level 2 inputs from independent pricing services. Level 2 inputs consider observable data that may include dealer quotes, market spread, cash flows, treasury yield curve, trading levels, credit information and terms, among other factors. Certain state and political subdivision securities are not valued based on observable transactions and are, therefore, classified as Level 3.

Derivatives: The Banks provide clients with interest rate swap transactions and offset the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level 2. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
U.S. government federal agency	$1,002	—	$1,002	—
Government sponsored enterprises	25,790	—	25,790	—
Residential collateralized mortgage obligations	20,344	—	20,344	—
Residential mortgage backed securities	7,716	—	7,716	—
Corporate securities	12,721	—	12,721	—
State and political subdivisions	41,388	700	36,406	4,282
Derivative financial instruments	658	—	658	—
Financial Liabilities
Derivative financial instruments	658	—	658	—

December 31, 2011
Financial Assets
Securities Available for Sale:
U.S. government federal agency	$1,004	—	$1,004	—
Government sponsored enterprises	23,740	—	23,740	—
Residential collateralized mortgage
obligations	20,352	—	20,352	—
Residential mortgage backed securities	5,038	—	5,038	—
Corporate securities	2,165	—	2,165	—
State and political subdivisions	28,072	—	25,012	3,060
Derivative financial instruments	694	—	694	—
Financial Liabilities
Derivative financial instruments	694	—	694	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company's state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond's coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2012 and 2011. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2011	$3,060
Total gains or losses (realized/unrealized) included in other comprehensive income	(42)
Included in earnings	—
Purchases	1,264
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, December 31, 2012	$4,282

Beginning balance, December 31, 2010	$1,437
Total gains or losses (realized/unrealized) included in other comprehensive income	88
Included in earnings	—
Purchases	1,535
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, December 31, 2011	$3,060

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are set forth below:

December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans	$38,906	—	—	$38,906
Foreclosed assets	3,419	—	—	3,419

December 31, 2011
Financial Assets
Impaired loans	$34,351	—	—	$34,351
Foreclosed assets	3,524	—	—	3,524

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
Impaired loans	$40,193	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	3,419	Appraisal of Collateral	Selling costs	10%

Impaired loans: Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  The fair value for an impaired loan is generally determined utilizing appraisals for real estate loans and value guides or consultants for commercial and industrial loans and other loans secured by items such as equipment, inventory, accounts receivable or vehicles. In substantially all instances, a 10% discount is utilized for selling costs which includes broker fees and closing costs. It is our general practice to obtain updated values on impaired loans every twelve to eighteen months. In instances where the appraisal is greater than one year old, an additional discount is considered ranging from 5% to 15%. Any adjustment is based on either comparisons from other recent appraisals obtained by the Company on like properties or using third party resources such as real estate brokers or Reis, Inc., a nationally recognized provider of commercial real estate information including real estate values.

As of December 31, 2012 and December 31, 2011, approximately $23.5 million or 58% and $38 million or 90% of impaired loans are evaluated for impairment using appraisals performed within the last twelve month period, respectively.

Foreclosed assets: Foreclosed assets upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. Fair values are generally based on third party appraisals of the property resulting in Level 3 classification. The appraised value is discounted by 10% for estimated selling costs which includes broker fees and closing costs and appraisals are obtained annually.

Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. Fair value is determined under the framework established by Fair Value Measurements, based upon criteria noted above. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value at the Company. The methodologies for measuring fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial assets and financial liabilities are discussed below.

The following methods and assumptions were used by the Company in estimating the fair value disclosures of its other financial instruments:

Cash, due from banks and federal funds sold: The carrying amounts reported in the consolidated balance sheets for cash and due from banks and federal funds sold approximate their fair values.

Interest-bearing deposits in banks: The carrying amounts of interest-bearing deposits maturing within one year approximate their fair values.

Nonmarketable equity securities: These securities are either redeemable at par or current redemption values; therefore, market value equals cost.

Loans: For those variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate and all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

Deposits: The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amount payable on demand. The carrying amounts for variable-rate certificates of deposit approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Subordinated debt: The fair values of the Company's subordinated debt are estimated using discounted cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Other borrowed funds: The carrying amounts of securities sold under repurchase agreements and mortgage notes payable approximate their fair values.

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments: Fair values for the Company's off-balance-sheet lending commitments (standby letters of credit and commitments to extend credit) are based on fees currently charged to enter into similar agreements taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of these commitments is not material.

The estimated fair values of the Company's financial instruments are as follows as of December 31, 2012 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$14,933	$14,933	$14,933	$—	$—
Interest-bearing deposits in banks	132,152	132,152	132,152	—	—
Securities available for sale	108,961	108,961	700	103,979	4,282
Nonmarketable equity securities	967	967	—	—	967
Loans, net	614,236	620,085	—	—	620,085
Accrued interest receivable	2,303	2,303	2,303	—	—
Derivative financial instruments	658	658	—	658	—
Financial liabilities:
Non-interest bearing deposits	114,116	114,116	114,116	—	—
Interest-bearing deposits	666,546	667,809	269,852	—	397,957
Subordinated debt	4,060	3,951	—	—	3,951
Other borrowed funds	25,695	25,695	25,695	—	—
Accrued interest payable	944	944	944	—	—
Derivative financial instruments	658	658	—	658	—

The estimated fair values of the Company's financial instruments are as follows as of December 31, 2011 (in thousands):

	Carrying	Estimated
	Amount	Fair Value
Financial assets:
Cash and due from banks	$24,144	$24,144
Federal funds sold	18,216	18,216
Interest-bearing deposits in banks	70,628	70,628
Securities available for sale	80,371	80,371
Nonmarketable equity securities	958	958
Loans, net	664,643	674,675
Accrued interest receivable	2,640	2,640

Financial liabilities:
Deposits	771,707	775,401
Subordinated debt	4,060	4,060
Other borrowed funds	18,278	18,278
Accrued interest payable	1,001	1,001

Note 17.	Derivatives and Hedging Activities

Derivative contracts entered into by FCB Joliet and Burr Ridge are limited to those that do not qualify for hedge accounting treatment. The Banks provide clients with interest rate swap transactions and offset the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of December 31, 2012 and 2011, there were outstanding $7.5 million and $7.7 million, respectively, notional values of swaps where the Bank receives a fixed rate of interest and the client receives a floating rate of interest. This is offset with counterparty contracts where the Bank pays a fixed rate and receives a floating rate of interest. The net estimated fair value of interest rate swaps is immaterial as of December 31, 2012 and 2011. The Banks did not record income directly pertaining to interest rate swaps during 2012 and 2011.

Note 18.	Preferred Stock

In December 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Treasury (“Treasury”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with Treasury, pursuant to which the Company (i) sold to Treasury 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) at $1,000 per share or $22 million, and (ii) issued to Treasury Warrants to purchase Fixed Rate Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”) with a liquidation amount equal to 5% of the Treasury's investment in Series B Preferred Stock or $1.1 million.  The warrants were immediately exercised for 1,100 shares of Series C Preferred Stock and are being accreted over an estimated life of 5 years. The Series B Preferred Stock and the Series C Preferred Stock qualify as Tier 1 capital.

On July 23, 2012, the U.S. Department of the Treasury (“Treasury”) announced its intentions to auction First Community's Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) Series B Preferred Stock and Series C Preferred Stock. On July 26, 2012, Treasury announced that all of First Community's 1,100 shares of Series C Preferred Stock were priced and sold at $661.50 per share, for an aggregate total of $727,650. Treasury did not proceed with the sale of its Series B Preferred Stock in First Community due to the fact that Treasury did not receive sufficient bids above the minimum price in accordance with the auction procedures. The book value of the Series C Preferred Stock is $672,000 at December 31, 2012 and dividends are paid quarterly at an annual rate of 9.0%.

On September 10, 2012, Treasury announced its intentions to auction First Community's Series B Preferred Stock. On September 13, 2012, Treasury announced that all of First Community's 22,000 shares of Series B Preferred Stock were priced and sold at $652.50 per share, for an aggregate total of $14.4 million.  The book value of the Series B Preferred Stock is $22 million at December 31, 2012 and dividends are paid quarterly at an annual rate of 5.0% until February 15, 2015, at which time the annual rate will increase to 9.0%. None of the remaining shares of outstanding Series B Preferred Stock or Series C Preferred Stock are held by Treasury.

On November 21, 2012, First Community entered into a TARP Securities Purchase Option Agreement, dated as of November 8, 2012, with certain of the current holders of First Community's Series B preferred stock. Pursuant to the TARP Securities Option Agreement, First Community has the option, but is not required, to redeem from such certain holders their shares of First Community's Series B preferred stock at a discount. $16,824,000 face amount, or 16,824 shares, of Series B preferred stock are subject to the discount option. The TARP Securities Purchase Option Agreement provides that First Community can achieve a discount upon redemption between 18.5% and 31% from the $1,000 per share face value of the Series B preferred stock if such shares are redeemed, in whole or in part, before September 13, 2014. The available percentage discount is 31% through March 13, 2013, 27.139% from March 14, 2013 through September 12, 2013, 23% from September 13, 2013 through March 13, 2014, and 18.5% from March 14, 2014 through September 13, 2014. If any shares subject to the TARP Securities Purchase Option Agreement are redeemed following September 13, 2014, the agreement does not provide for a discount.

The Series B Preferred Stock may not be redeemed for a period of three years from the date the share were issued, which was December 31, 2009, except under certain circumstances whereby new capital is invested into the Company of not less than 25% of Series B Preferred Stock.  After December 11, 2012, the Series B Preferred Stock may be redeemed at any time in whole or in part.  The Series C Preferred Stock may not be redeemed until all Series B Preferred Stock has been redeemed.  All redemptions are subject to the approval of the Company's federal banking regulatory agency. The Purchase Agreement also contains certain provisions on interest deferral, dividend restrictions, and transferability.

On March 12, 2013, following the Company's receipt of $10 million of proceeds in relation to subordinated indebtedness as a result of a Private Placement, the Company redeemed 9,500 shares of its Series B preferred stock at $690.00 per share. The total cost of redeeming these shares was approximately $6.6 million which included accrued and unpaid dividends earned on the shares through the date of redemption.

Note 19.	Merger

On August 27, 2012, the Company and the Banks executed Agreements and Plans of Merger to affect the consolidation. The consolidation resulted in the merger of FCB Joliet, FCB Plainfield, FCB Homer Glen and Burr Ridge into one Illinois chartered banking institution that will be wholly owned by the Company. Each share of FCB Plainfield common stock was converted into the right to receive 2.30 shares First Community common stock, and each issued and outstanding share of FCB Plainfield preferred stock (other than shares held in FCB Plainfield’s treasury or owned by the Company or any Company subsidiary) was converted into the right to receive 305.9 shares of Company common stock, plus in each case cash in lieu of fractional shares. Each share of FCB Homer Glen common stock was converted into the right to receive 1.20 shares of First Community common stock. Each share of Burr Ridge common stock was converted into the right to receive 2.81 shares of First Community stock.

On March 12, 2013, the merger contemplated above was completed. The following is the unaudited summary pro forma results of operations and condensed combined consolidated balance sheet information for First Community Financial Partners, Inc. (First Community) giving effect to the merger of its subsidiary banks including First Community Bank of Joliet, First Community Bank of Plainfield, First Community Bank of Homer Glen & Lockport and Burr Ridge Bank and Trust. The unaudited pro forma condensed combined consolidated balance sheet information as of December 31, 2012 gives effect to the merger as if it occurred on the date. The summary pro forma results of operations for the years ended December 31, 2012 and 2011 give effect to the merger as if it occurred on January 1, 2011. The pro forma condensed combined consolidated financial information is presented for illustrative purposes only and does not necessarily indicate the operating results of the combined companies had they actually been merged on January 1, 2011.

The unaudited pro forma condensed combined consolidated financial information gives effect to and shows the pro forma impact on our historical financial statements of (1) the issuance of approximately 4,000,524 shares of common stock to the minority stockholders of FCB Plainfield, FCB Homer Glen and Burr Ridge, each of which were merged into a bank wholly owned by First Community, (2) the cash payment of approximately $508,000 to the restricted stock until holders of FCB Plainfield, and (3) the issuance of the $10 million of subordinated indebtedness referenced above in Note 18.

The 2012 statement of operations includes approximately $1.5 million of merger costs. This amount is also included in the 2012 pro forma results of operations below.

The merger will be accounted for as a purchase of a noncontrolling interest between entities under common control for accounting and financial reporting purposes. Accordingly, First Community's noncontrolling interest will be reclassified to shareholders' equity and all assets and liabilities will be recorded at historical cost.

	Pro Forma
(Dollars in thousands, other than per share data)	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Unaudited)
Summary Results of Operations
Interest income	$38,522	$45,456
Interest expense	9,199	13,287
Net interest income	29,323	32,169
Provision for loan losses	7,062	17,447
Net interest income after provision for loan losses	22,261	14,722
Noninterest income	1,593	1,723
Noninterest expense	22,196	21,689
Income (loss) before income taxes	1,658	(5,244)
Income taxes	341	827
Net income (loss)	1,317	(6,071)
Dividends and accretion on preferred shares	1,419	1,419
Net loss available to common shareholders	$(102)	$(7,490)
Per Share Data
Earnings
Basic	$(0.01)	$(0.48)
Diluted	$(0.01)	$(0.48)
Weighted average shares outstanding
Basic	16,048,418	15,598,548
Diluted	16,188,449	15,598,548

Pro Forma
(Dollars in thousands, except per share data)	December 31, 2012
(Unaudited)
Summary Balance Sheet Data
Cash and due from banks	$14,933
Federal funds sold	—
Interest-bearing deposits in banks	139,844
Securities available for sale	108,961
Nonmarketable equity securities	967
Loans, net	614,236
Premises and equipment, net	16,990
Foreclosed assets	3,419
Cash surrender value of life insurance	4,366
Accrued interest receivable and other assets	6,576
Total assets	$910,292

Deposits	$780,662
Other borrowed funds	25,695
Subordinated debt	14,060
Accrued interest payable and other liabilities	4,252
Shareholders' equity	85,623
Total liabilities and shareholders' equity	$910,292

Per Common Share Data
Book Value	$3.96
Common Shares Outstanding	16,048,418

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2012, were effective.

Management's Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of First Community's registered public accounting firm due to a transition period established by rules of the SEC for new public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
The following table sets forth information regarding our directors as of March 12, 2013:

Name	Age	Title	Director Since	Term Expires
George Barr	58	Director and Chairman of the Board	2006	2013
Peter Coules, Jr.	51	Director	2013	2014
Terrence O. D'Arcy	57	Director	2006	2013
Roger A. D'Orazio	55	Director	2006	2013
John J. Dollinger	56	Director	2006	2013
Rex D. Easton	61	Director	2006	2014
Vincent E. Jackson	50	Director	2013	2014
Patricia L. Lambrecht	62	Director	2006	2014
Stephen G. Morrissette	51	Director	2006	2015
Daniel Para	60	Director	2013	2015
Michael F. Pauritsch	67	Director	2008	2015
William L. Pommerening	60	Director	2008	2013
Patrick J. Roe	55	President, Chief Operating Officer and Director	2011	2015
Robert L. Sohol	61	Director	2006	2015
Roy C. Thygesen	55	Chief Executive Officer and Director	2013	2014
Dennis G. Tonelli	66	Director	2008	2013
Scott A. Wehrli	43	Director	2008	2014

George Barr. Mr. Barr has been a director and the chairman of the board of directors of First Community since 2006. He has also served as a director of First Community Financial Bank since 2013. From 2004 to 2013, he served as a director and the chairman of the board of directors of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. Mr. Barr also was a director of Burr Ridge, of which First Community was a stockholder prior to the Consolidation, from 2009 to 2013. Since 1987, Mr. Barr has been an attorney at the law firm of George Barr & Associates, located in Joliet, Illinois. Since 1990, Mr. Barr has been the president and owner of The Barr Group, P.C., also located in Joliet, Illinois, a real estate management and development company. We believe that Mr. Barr's significant legal and business experience provides much insight to the board of directors. Mr. Barr's involvement with numerous local commercial, industrial, apartment, residential and entertainment real estate development projects provide him and the board of directors with a detailed knowledge of the real estate markets in the areas in which First Community and the First Community Financial Bank operate and provide loans. His in depth knowledge of First Community and First Community Financial Bank also provides the board of directors of First Community with source of historical knowledge of our business.

Peter Coules, Jr. Mr. Coules has been a director of First Community since 2013. From 2008 to 2013, Mr. Coules served as a director and the vice-chairman of the board of directors of FCB Homer Glen, of which First Community was a stockholder prior to the Consolidation. Since December 1994, Mr. Coules has been an attorney, officer and shareholder of Donatelli & Coules, Ltd., a law firm located in Hinsdale, Illinois. We believe that Mr. Coules' experience with FCB Homer Glen while serving on its board of directors provides the board of directors of First Community with additional insight into our business' banking market and operations. Additionally, we believe that the board of directors benefits from Mr. Coules' legal experience in the areas of borrowing and bonding. Mr. Coules also has extensive ties to the local community, including serving as a trustee for the Village of Lemont, Illinois from 2002 through 2010.

Terrence O. D'Arcy. Mr. D'Arcy has been on the board of directors of First Community since 2006. From 2004 to 2013, he was on the board of directors of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation, and from 2008 to 2013, he was on the board of directors of FCB Plainfield, which is now known as First Community Financial Bank. Since 1991, Mr. D'Arcy has been the owner and operator of automobile dealerships located in

Joliet, Illinois. He currently operates three dealerships which sell Buick and GMC Truck, Hyundai and Volkswagen vehicles and provide parts and services for customers. From 2000 through 2009, Mr. D'Arcy was a director of the Chicago Automobile Trade Association. We believe that Mr. D'Arcy's involvement in the local community provides the board of directors with insights into the business markets in which First Community and First Community Financial Bank operate, and that his business and leadership experience provides the board with keen judgment on issues relating to our local business community. The board also benefits from Mr. D'Arcy's extensive historical knowledge of First Community and our banking market.

Roger A. D'Orazio. Mr. D'Orazio has been on the board of directors of First Community since 2006. From 2004 to 2013, he was on the board of directors of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. Since 1976, Mr. D'Orazio has been the chief executive officer of Collision Revision, a chain of automobile repair facilities. Since 2008, Mr. D'Orazio has been chief executive officer of Dora Holdings, a holding company located in Joliet, Illinois that owns businesses operating in the areas of automotive collision repair, contract manufacturing, transportation and logistics, automotive car sales and property development and management. We believe that Mr. D'Orazio's involvement in running and managing a diverse set of businesses in the communities in which we operate provides the board of directors of First Community with insights into many different types lines of business in which our customers or potential customers operate. Mr. D'Orazio's business experience and long serving role on the board of directors also benefit the performance of the board of directors.

John J. Dollinger. Mr. Dollinger has been on the board of directors of First Community since 2006. From 2004 to 2013, he was on the board of directors of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. Since 1977, Mr. Dollinger has been a self-employed farmer in Joliet, Illinois. Mr. Dollinger also manages his family businesses. We believe that Mr. Dollinger's knowledge of the local farming community and farm real estate matters, and his performance as a local businessman, provide the board of directors with insights into the local community and a knowledge base on local farming related matters.

Rex D. Easton. Mr. Easton has been on the board of directors of First Community since 2006. From 2004 to 2013, he served as a director of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. Mr. Easton also was a director of Burr Ridge, of which First Community was a stockholder prior to the Consolidation, from 2009 to 2013. Since 1994 Mr. Easton has been the majority owner Packard Transport, Inc. and Packard Transport Management, Inc., located in Channahon, Illinois, which provide equipment to transport machinery, building materials and other products nationwide. Mr. Easton also has experience serving on the board of directors of a community bank located in Channahon, Illinois during the 1980s to early 1990s, and working as a teller, auditor and installment loan officer in a community bank located in Joliet, Illinois during the late 1960s and 1970s. We believe that Mr. Easton's experience as a businessman in our local communities and his extensive background in local community banking provide the board of directors with an important source of banking expertise.

Vincent E. Jackson. Mr. Jackson has been a director of First Community since 2013. Mr. Jackson also served as a director of Burr Ridge, of which First Community was a stockholder prior to the Consolidation, from 2009 to 2013. Since 1991, Mr. Jackson has been the president of Bo Jackson Enterprises, a celebrity endorsement and promotion company. Additionally, since 2007, Mr. Jackson has served as chief executive officer of Bo Jackson Elite Sports, which provides sports training facilities in the Chicago area. From 2001 to 2008, he was an officer of N'Genuity Enterprise, a food broker and supplier of protein products to commissaries worldwide. We believe that Mr. Jackson's experience with Burr Ridge, gained while serving on its board of directors, provides the board of directors of First Community with additional insight into Burr Ridge's banking market and operations. Additionally, we believe that the board of directors benefits from Mr. Jackson's extensive business experience as an entrepreneur invested in the local community.

Patricia L. Lambrecht. Ms. Lambrecht has served on the board of directors of First Community since 2006. From 2004 to 2013, she served as a director of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. From 2008 to 2013, she also served as a director of FCB Homer Glen, of which First Community was a stockholder prior to the Consolidation. Since 2003, Ms. Lambrecht has been on the board of directors of T. J. Lambrecht Construction, Inc., a heavy civil contractor headquartered in Joliet, Illinois with a special expertise in earthmoving, underground and project management. We believe Ms. Lambrecht position as a local business leader and her long time involvement with First Community provide First Community with insights into our local economy and businesses coupled with a deep understanding of our business.

Stephen G. Morrissette. Mr. Morrissette has served on the board of directors of First Community since 2006. From 2004 to 2013, he served as a director of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. He also served on the boards of directors of three banks of which First Community was a majority stockholder prior to the Consolidation: FCB Homer Glen (serving from 2008 to 2013), FCB Plainfield, now known as First Community Financial Bank (serving from 2008 to 2013) and Burr Ridge (serving from 2009 to 2013). From 2004 to 2009, Mr. Morrissette was the chief executive officer of each of First Community and FCB Joliet. Prior to that, he was a professor of finance at the University of St. Francis, located in Joliet, Illinois, from 1994 to 2004. In 2010, he returned to his professor of finance position at the University of St. Francis and became an adjunct professor of strategy at the University of Chicago's Booth School of Business. He continues to serve in those capacities today. Additionally, in 2011, Mr. Morrissette became a managing director of Providence Advisors, a strategic planning and bank consulting business. We believe that Mr. Morrissette's years of banking experience, which includes executive leadership positions and extensive consulting experience with local community banks, is a tremendous asset to the board. Moreover, Mr. Morrissette's educational background, including a Ph.D. and MBA in finance and strategy, and his teaching experience, contribute to the board a deep knowledge of corporate finance.

Daniel Para. Mr. Para has been a director of First Community since 2013. From 2009 to 2013, he also served as a director of Burr Ridge, of which First Community was a stockholder prior to the Consolidation. Until 2009, Mr. Para served as the chief executive officer of Concert Group Logistics, a company he founded in 2001 and sold to XPO Logistics, Inc. (NYSE: XPO, formerly Express-1 Expedited Solutions) in 2008. He served on the board of directors of this public company until 2012 where he also headed the mergers and acquisitions committee of the board. We believe that Mr. Para's experience with public company acquisitions and his past board service contribute valuable skills to the First Community board. The board also benefits from his experience with growing existing companies and overseeing matters related to that growth.

Michael F. Pauritsch. Mr. Pauritsch has been on the board of directors of First Community since 2008. The board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. From 2009 to 2013, he also served as the chairman of the board of directors of Burr Ridge, of which First Community was a stockholder prior to the Consolidation. Since 1976, Mr. Pauritsch has been a partner at Mulcahy, Pauritsch, Salvador & Co., Ltd, an accounting firm. Since 1999, Mr. Pauritsch has served on the business development committees of each of MPS Loria Financial Partners LLC, an investment firm, and Loria Financial Group, LLC, a broker/dealer. We believe that Mr. Pauritsch's extensive accounting background, including many years of experience as a Certified Public Accountant for small and medium-sized businesses, provides the board of directors with valuable accounting and financial expertise. Moreover, Mr. Paurtisch provides the board with years of experience in the securities industry. Finally, Mr. Pauritsch's prior service on the boards of First Community and Burr Ridge provides the board with significant historical knowledge.

William L. Pommerening. Mr. Pommerening has served on the board of directors of First Community since 2008. From 2008 to 2013, he was also on the board of directors of FCB Plainfield, which is now known as First Community Financial Bank, including serving as its chairman. For 26 years, Mr. Pommerening served as President of Valley Concrete, Inc., a concrete production company. We believe that Mr. Pommerening's experience as a business owner in our local communities offers the board valuable insight and his service on the boards of directors of First Community and FCB Plainfield provides the board with significant historical knowledge.

Patrick J. Roe. Mr. Roe has served as a director of First Community since 2011. From 2011 to 2013, Mr. Roe served as First Community's president and chief executive officer and, since 2013, has served as First Community's president and chief operating officer. He has also served as the president and a director of First Community Financial bank since 2013. From 2010 to 2013, he has served as served as the president and chief executive officer, and as a director, of FCB Homer Glen, of which First Community was a stockholder prior to the Consolidation, and from 2011 to 2013, served as a director of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. From February 2008 through March 2009, Mr. Roe served as senior vice president of Old Second National Bank, a community banking institution. From 1984 through 2008, he was employed by Heritage Bank, also a community banking institution. He served as president, chief operating officer and director of Heritage Bank from 1996 through 2008. Mr. Roe also served as the president, chief operating officer and a director of HeritageBanc, Inc., a bank holding company and parent of Heritage Bank. We believe that Mr. Roe's extensive community banking experience, including prior to his work with First Community, where his responsibilities are substantially similar to the work performed for his prior employers, provides First Community and its board of directors with a wide array of expertise and vast experience in community banking. Mr. Roe's significant qualifications in many facets of commercial banking, including with respect to lending, deposits, lending operations and accounting, also benefit First Community and the board of directors.

Robert L. Sohol. Mr. Sohol has served on the board of directors of First Community since 2006. From 2004 to 2013, he served as a director of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. From 2008 to 2013, Mr. Sohol also served on the board of director of FCB Plainfield, now known as First Community Financial Bank. Since 1983, Mr. Sohol has served as chief executive officer of two construction companies, RL Sohol Carpenter Contractor Inc. and RL Sohol General Contractor Inc. Since 1987, he has been a partner in Phase III, a real estate and development company, and since 1997, he has been the chief executive officer of American Built Systems Inc., a manufacturing company. We believe that Mr. Sohol's extensive executive experience, including experience with being primarily responsible for the creation of financial statements and responding to tax audits, benefits the board. Additionally, Mr. Sohol's longstanding service on the boards of directors of First Community and its banking affiliates provide the board with valuable institutional knowledge.

Roy C. Thygesen. Mr. Thygesen has been a director of First Community since 2013. Since 2013, he has also served as the chief executive officer of First Community, and the chief executive officer and a director of First Community Financial Bank. From 2009 to 2013, Mr. Thygesen was the president and chief executive officer, and a director, of Burr Ridge, of which First Community was a stockholder prior to the Consolidation. From 1993 to 2007, Mr. Thygesen served as regional president of a predecessor to BMO Harris Bank, a banking institution, as well as chief executive officer, president, and a director of several of that organization's wholly owned community bank subsidiaries. Mr. Thygesen possess a material amount of experience and knowledge in the community banking market in which First Community operates, and his responsibilities at his job prior to commencing work at Burr Ridge, and prior to his appointment to officer positions at First Community and First Community Financial Bank, provide Mr. Thygesen with a substantial level expertise in the banking markets of First Community in the areas of banking business development, commercial lending, cash management and relationship management. We believe that Mr. Thygesen's continuing expertise in community banking within our local markets, including his knowledge of and experience with Burr Ridge, benefit the board of directors of First Community.

Dennis G. Tonelli. Mr. Tonelli has served on the board of directors of First Community since 2008. From 2008 to 2013, he was a director and chairman of the board of FCB Homer Glen, of which First Community was a stockholder prior to the Consolidation. From 1981 to 2011, Mr. Tonelli was a director and vice president of Ruettiger Tonelli & Assoc., a land survey and civil engineering firm that he co-founded. His experience also includes being a director of Three Rivers Manufacturers Association from 1985 to 1988, and a director of the Joliet Chamber of Commerce from 1995 to 2000. From 1997 to 2009, and from 2010 to the present, Mr. Tonelli served as a trustee of Lewis University, located in Romeoville, Illinois. We believe that Mr. Tonelli's experience being a local business owner, his deep knowledge of the local community and his service as a director of several diverse organizations, including First Community and FCB Homer Glen, provides the board with a unique viewpoint and skillset.

Scott A. Wehrli. Mr. Wehrli has been on the board of directors of First Community since 2008. From 2008 to 2013, he was a director of FCB Plainfield, now known as First Community Financial Bank. Since 1997, Mr. Wehrli has served as secretary and treasurer of DuKane Precast, Inc., a Naperville, Illinois producer of pre-stressed, pre-cast concrete wall panels, columns, beams and parking deck components. Mr. Wehrli became a partner of DuKane Precast in 2005, and he also serves as vice president of Naperville Excavating, an excavating company, overseeing its administrative and legal matters. Mr. Wehrli is also active in the communities of Naperville, Illinois and its surrounding areas, including serving presently, and in the past, on numerous city commissions and community groups. We believe that Mr. Wehrli's service on the board of directors of First Community, and his prior service on the board of directors of FCB Plainfield, has provided him with valuable knowledge of the banking industry. Additionally, Mr. Wehrli's service as with local companies and community focused groups has given him an understanding of corporate governance matters and local issues that are relevant to the board.

Executive Officers

In addition to Mr. Thygesen, our chief executive officer, and Mr. Roe, our president and chief operating officer, the following individual is an executive officer of First Community:

Glen L. Stiteley. Mr. Stiteley, age 42, is the executive vice president and chief financial officer of First Community and First Community Financial Bank. From 2005 to 2013, he served as the senior vice president and chief financial officer of First Community and FCB Joliet. Mr. Stiteley's skills have assisted First Community as it has grown in size and operations since 2005. Prior to 2005, Mr. Stiteley was a practice leader for the Chicago-based community bank practice of McGladrey & Pullen, LLP and was with the firm from 1995 to 2005. His community bank clients ranged in size from de novo institutions to institutions with $5 billion in assets, including a number of SEC registrants.

Corporate Governance

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. The code of ethics is available on our website at www.fcbankgroup.com. The inclusion of our website address in this annual report does not include or incorporate by reference the information on or accessible through our website into this annual report.

Director Nominations

In accordance with First Community's bylaws, a shareholder's nomination of candidates for election as directors for an annual meeting must be delivered to the secretary of the First Community not less than ninety days or more than one hundred and twenty days prior to the first anniversary of the date of previous year's annual meeting, and in the case of a special meeting, must be delivered to the secretary of First Community not less than ninety days or more than one hundred twenty days in advance of the date of the special meeting, regardless of any postponement or adjournments of that meeting to a later date. Any such shareholder notice must include (a) as to each person whom the shareholder proposes to nominate for election as a director: (i) the name, age, business address and residential address of such person; (ii) the principal occupation or employment of such person; (iii) the class and number of shares of First Community's stock which are beneficially owned by such person on the date of such shareholder notice; and (iv) any other information relating to such person that would be required to be disclosed on Schedule 13D pursuant to Regulation 13D-G under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the acquisition of stock, and pursuant to Regulation 14A under the Exchange Act, in connection with the solicitation of proxies with respect to nominees for election as directors, regardless of whether such person is subject to the provisions of such regulations, including, but not limited to, information required to be disclosed by Items 4(b) and 6 of Schedule 14A of Regulation 14A with the Securities and Exchange Commission; and (b) as to the shareholder giving the notice: (i) the name and address, as they appear on First Community's books, of such shareholder and the name and principal business or residential address of any other beneficial shareholders known by such shareholder to support such nominees; and (ii) the class and number of shares of First Community stock which are beneficially owned by such shareholder on the date of such shareholder notice and the number of shares owned beneficially by any other record or beneficial shareholders known by such shareholder to be supporting such nominees on the date of such shareholder notice. The board of directors may reject any nomination by a shareholder not timely made in accordance with the foregoing requirements. If the board of directors, or a committee designated by the board of directors, determines that the information provided in a shareholder's notice does not satisfy the foregoing informational requirements in any material respect, the secretary of First Community shall promptly notify such shareholder of the deficiency in the notice. The shareholder may cure the deficiency by providing additional information to the secretary within such period of time, not less than five days from the date such deficiency notice is given to the shareholder as the board of directors or such committee shall determine. If the deficiency is not cured within such period, or if the board of directors or such committee determines that the additional information provided by the shareholder, together with information previously provided, does not satisfy the forgoing requirements in any material respect, then the board of directors may reject such shareholder's notice and the proposed nominations shall not be accepted if presented at the shareholder meeting to which the notice relates. The secretary of First Community shall notify a shareholder in writing whether his or her nomination has been made in accordance with the foregoing time and informational requirements. Notwithstanding the forgoing procedure, if neither the board of directors nor such committee makes a determination as to the validity of any nominations by a shareholder, the presiding officer of the shareholder's meeting shall determine and declare at the meeting whether or not a nomination was made in accordance with the foregoing requirements. If the presiding officer determines that a nomination was not made in accordance with the foregoing terms, such officer shall so declare at the meeting and the defective nomination shall not be accepted.

First Community does not have a nominating committee, and First Community does not have any policies regarding diversity when identifying director nominees, however, First Community believes the diverse backgrounds and perspectives of its current directors, as described above under “Board of Directors,” are appropriate to the oversight of First Community's management team and performance. The entire board of directors performs the functions of a nominating committee, and considers and acts on all matters relating to the nomination of individuals for election as directors. The board of directors does not believe it needs a separate nominating committee because the board of directors has the time and resources to perform the function of selecting director nominees. Also, all but two of the directors satisfy the independence requirements of the New York Stock Exchange. The board of directors acts in accordance with First Community's articles of incorporation and bylaws when it performing its nominating functions.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation in 2012 and 2011 for each of the individuals who will be our named executive officers following the closing of the Consolidation.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Roy C. Thygesen, Chief Executive Officer	2012	265,000	86,880	—	36,292	28,906	417,078
	2011	187,000	—	—	—	33,300	220,300
Patrick J. Roe, President and Chief Operating Officer	2012	270,000	10,000	—	—	33,000	313,000
	2011	247,499	10,000	108,000	—	20,850	386,349
Glen L. Stiteley, Chief Financial Officer	2012	155,000	11,000	—	—	637	166,637
	2011	150,000	10,000	40,500	—	375	200,875

(1)	Amounts reflect base salary earned in the year, before any deferrals at the officer's election and including salary increases effective during the year, if any.
(2)
Amounts reflect discretionary bonuses earned by the officers. As discussed further below, Mr. Thygesen was subject to the bonus prohibition under the U.S. Department of the Treasury's Capital Purchase Program for all of 2011, and Mr. Roe was subject to such bonus prohibition from January 1, 2012 until September 12, 2012.

(3)
Amounts reflect the aggregate grant date fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the officer. The grant date fair value of the stock options granted to Mr. Thygesen in 2012, which vest over a three-year period, has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Number of options granted	20,000
Risk-free interest rate	1.16%
Expected life, in years	7
Estimated forfeiture rate	6.76
Expected volatility	13%
Expected dividend yield	—%
Estimated fair value per option	$1.81

(4)
Amounts reflect the following paid in 2012: for Mr. Thygesen, $10,800 for life insurance premiums, $12,106 in company matching contributions to First Community's 401(k) plan, and $6,000 for automobile allowance; for Mr. Roe, $15,000 in company matching contributions to First Community's 401(k) plan, $12,000 for director fees, and $6,000 for automobile allowance; and for Mr. Stiteley, $637 in company matching contributions to First Community's 401(k) plan.

Terms of Mr. Thygesen's Employment Agreement

Simultaneous with the closing of the Consolidation, Mr. Thygesen entered into a new employment agreement with First Community and First Community Financial Bank, which became effective upon the closing of the Consolidation. Mr. Thygesen serves as the chief executive officer of First Community and First Community Financial Bank under his current employment agreement, as well as a member of the board of directors of both entities. Mr. Thygesen's current employment agreement superseded his prior employment agreement with Burr Ridge in its entirety. The current agreement has an initial term of one year, with automatic one-year renewal terms unless either party gives notice of non-renewal. Mr. Thygesen is entitled to a minimum annual salary of $272,950 pursuant to the agreement, as well as annual performance bonuses, a monthly automobile allowance of $500, a monthly general expense allowance of $1,700, a monthly life insurance allowance of $900, and participation in First Community Financial Bank's benefit plans.

Under the agreement, upon a termination of Mr. Thygesen's employment by the employer without cause or by Mr. Thygesen for good reason, Mr. Thygesen will be entitled to severance payments equal to 100% of his base salary plus annual bonus, payable in 24 equal semi-monthly installments following the date of termination (or in a lump sum if the termination occurs within six months before or two years following a change in control), as well as one year of continued medical coverage. Further under the agreement, in the event of a termination of his employment due to his disability, Mr. Thygesen will be entitled to a lump sum payment equal to 100% of his annual base salary, as well as one year of continued medical coverage and disability and life insurance coverage. In the event of his death, Mr. Thygesen's beneficiaries will be entitled to a lump sum payment equal to 50% of his annual base salary, as well as one year of employer-paid medical coverage. All of the aforementioned severance benefits are contingent upon Mr. Thygesen's (or his beneficiaries', if applicable) execution of a general release of claims. Mr. Thygesen's new agreement also provides that if any payments or benefits would be subject to an excise tax under Section 280G of the Internal Revenue Code, the payments or benefits may be reduced to the largest portion payable that would result in no such excise tax if that amount would result in a better net after-tax result to Mr. Thygesen than if there were no such reduction of payments or benefits. Under the agreement, Mr. Thygesen will be subject to one-year non-solicit restrictive covenants following the termination of his employment.

Terms of Mr. Roe's Employment Agreement

Simultaneous with the closing of the Consolidation, Mr. Roe entered into a new employment agreement with First Community and First Community Financial Bank, which became effective upon the closing of the Consolidation. Mr. Roe serves as the president and chief operating officer of First Community and First Community Financial Bank under the new employment agreement, as well as a member of the board of directors of both entities. Mr. Roe's current employment agreement will supersede his prior employment agreement with FCB Homer Glen in its entirety. The current agreement has an initial term of one year, with automatic one-year renewal terms unless either party gives notice of non-renewal. Mr. Roe is entitled to a minimum annual salary of $280,000 pursuant to the agreement, as well as annual performance bonuses, a monthly automobile allowance of $750, and participation in First Community Financial Bank's benefit plans.

Under the agreement, upon a termination of Mr. Roe's employment by the employer without cause or by Mr. Roe for good reason, Mr. Roe will be entitled to severance payments equal to 100% of his base salary plus annual bonus, payable in 24 equal semi-monthly installments following the date of termination (or in a lump sum if the termination occurs within six months before or two years following a change in control), as well as one year of continued medical coverage. Further under the agreement, in the event of a termination of his employment due to his disability, Mr. Roe will be entitled to a lump sum payment equal to 100% of his annual base salary, as well as one year of continued medical coverage and disability and life insurance coverage. In the event of his death, Mr. Roe's beneficiaries will be entitled to a lump sum payment equal to 50% of his annual base salary, as well as one year of employer-paid medical coverage. All of the aforementioned severance benefits are contingent upon Mr. Roe's (or his beneficiaries', if applicable) execution of a general release of claims. Mr. Roe's new agreement also provides that if any payments or benefits would be subject to an excise tax under Section 280G of the Internal Revenue Code, the payments or benefits may be reduced to the largest portion payable that would result in no such excise tax if that amount would result in a better net after-tax result to Mr. Roe than if there were no such reduction of payments or benefits. Under the agreement, Mr. Roe will be subject to one-year non-solicit restrictive covenants following the termination of his employment.

Terms of Mr. Stiteley's Employment Agreement

Simultaneous with the closing of the Consolidation, Mr. Stiteley entered into a new employment agreement with First Community and First Community Financial Bank, which became effective upon the closing of the Consolidation. Mr. Stiteley serves as chief financial officer of First Community and First Community Financial Bank under the employment agreement.

The agreement has an initial term of one year, with automatic one-year renewal terms unless either party gives notice of non-renewal. Mr. Stiteley is entitled to a minimum annual salary of $162,750 pursuant to the agreement, as well as annual performance bonuses, and participation in First Community Financial Bank's benefit plans.

Under the agreement, upon a termination of Mr. Stiteley's employment by the employer without cause or by Mr. Stiteley for good reason, Mr. Stiteley will be entitled to severance payments equal to 100% of his base salary plus annual bonus, payable in 24 equal semi-monthly installments following the date of termination (or in a lump sum if the termination occurs within six months before or two years following a change in control), as well as one year of continued medical coverage. Further under the agreement, in the event of a termination of his employment due to his disability, Mr. Stiteley will be entitled to a lump sum payment equal to 100% of his annual base salary, as well as one year of continued medical coverage and disability and life insurance coverage. In the event of his death, Mr. Stiteley's beneficiaries will be entitled to a lump sum payment equal to 50% of his annual base salary, as well as one year of employer-paid medical coverage. All of the aforementioned severance benefits are contingent upon Mr. Stiteley's (or his beneficiaries', if applicable) execution of a general release of claims. Mr. Stiteley's agreement also provides that if any payments or benefits would be subject to an excise tax under Section 280G of the Internal Revenue Code, the payments or benefits may be reduced to the largest portion payable that would result in no such excise tax if that amount would result in a better net after-tax result to Mr. Stiteley than if there were no such reduction of payments or benefits. Under the agreement, Mr. Stiteley will be subject to one-year non-solicit restrictive covenants following the termination of his employment.

Terms of Grants of Stock Option Awards

The stock options granted to Mr. Thygesen in 2012 that are reflected in the Summary Compensation Table above were granted under the Burr Ridge Bank and Trust 2009 Stock Incentive Plan. The options provided Mr. Thygesen the right to purchase 20,000 shares of common stock of Burr Ridge at an exercise price of $10.44, which was the fair market value of such stock on January 31, 2012, the grant date of the options. The options would vest and become exercisable in one-third increments on each of the first three anniversaries of the grant date, subject to Mr. Thygesen's continued employment. The options would have been exercisable for a period of ten years following the date of grant. At the closing of the Consolidation, these options to purchase 20,000 shares of common stock of Burr Ridge, in addition to 65,000 additional options to purchase shares of common stock of Burr Ridge, were exchanged for 64,218 restricted stock units of First Community.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table provides information for each of our named executive officers regarding outstanding stock options and unvested stock awards held by the officers as of December 31, 2012. Market values for outstanding stock awards are based on the closing price of First Community stock on December 30, 2012.

		Option Awards				Stock Awards
Name	Grant Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Roy C. Thygesen	2012(1)	—	20,000(2)	10.44	1/31/2022	—	—
	2010(1)	3,334	6,666(3)	8.87	8/17/2020	—	—
	2010(4)	11,334	22,666(5)	8.72	4/20/2020	—	—
	2010(1)	3,666	7,334(5)	8.72	4/20/2020	—	—
Patrick J. Roe	2010(6)	2,000	4,000(7)	4.57	9/27/2020	—	—
	2010(8)	13,334	26,666(7)	4.57	9/27/2020	—	—
Glen L. Stiteley	2010(9)	667	333(10)	7.50	1/20/2020	—	—
	2009(9)	1,000	—	9.25	1/21/2019	—	—
	2008(11)	2,000	—	9.25	1/16/2018	—	—
	2007(11)	8,000	—	7.50	7/1/2017	—	—
	2007(12)	4,000	—	7.50	1/17/2017	—	—
	2005(12)	10,000	—	6.25	11/16/2005	—	—
	—	—	—	—	—	18,000(13)	54,000

(1)	Reflects nonqualified stock options to purchase shares of common stock of Burr Ridge granted under the Burr Ridge Bank and Trust 2009 Stock Incentive Plan.
(2)	Options under this award vest in three substantially equal annual installments beginning on the first anniversary of the January 31, 2012 grant date.
(3)
Options under this award vest in three substantially equal annual installments beginning on the first anniversary of the August 17, 2010 grant date, but none of Mr. Thygesen's options vested in 2011 because he was subject to the CPP bonus prohibition in 2011.

(4)	Reflects incentive stock options to purchase shares of common stock of Burr Ridge granted under the Burr Ridge Bank and Trust 2009 Stock Incentive Plan.
(5)
Options under this award vest in three substantially equal annual installments beginning on the first anniversary of the April 20, 2010 grant date, but none of Mr. Thygesen's options vested in 2011 because he was subject to the CPP bonus prohibition in 2011.

(6)	Reflects nonqualified stock options to purchase shares of common stock of FCB Homer Glen granted under the First Community Bank of Homer Glen & Lockport 2008 Stock Incentive Plan.
(7)
Options under this award vest in three substantially equal annual installments beginning on the first anniversary of the September 27, 2010 grant date, but none of Mr. Roe's options vested in 2012 because he was subject to the CPP bonus prohibition in 2012.

(8)	Reflects incentive stock options to purchase shares of common stock of FCB Homer Glen granted under the First Community Bank of Homer Glen & Lockport 2008 Stock Incentive Plan.
(9)	Reflects incentive stock options to purchase shares of common stock of First Community granted under the First Community Financial Partners, Inc. 2008 Equity Incentive Plan.
(10)	Options under this award vest in three substantially equal annual installments beginning on the first anniversary of the January 20, 2010 grant date.
(11)	Reflects incentive stock options to purchase shares of common stock of First Community granted under the First Community Financial Partners, Inc. 2007 Equity Incentive Plan.
(12)	Reflects incentive stock options to purchase shares of common stock of First Community granted under the First Community Financial Partners, Inc. 2006 Stock Option Plan.
(13)
Reflects restricted stock units granted under the First Community Financial Partners, Inc. 2008 Equity Incentive Plan that vest in three substantially equal annual installments beginning on the first anniversary of the December 21, 2011 grant date and entitle the holder to shares of common stock of First Community upon vesting. All of the units vest fully upon a change in control of First Community.

Retirement Plans

All eligible employees, including our named executive officers, may participate in the First Community 401(k) Plan and are permitted to contribute up to the maximum percentage allowable not to exceed the limits of the Internal Revenue Code. First Community makes a matching contribution to the plan equal to 100% of each participant's first 6% of compensation deferred.

Potential Payments upon Termination or Change in Control

Mr. Thygesen - Employment Agreement

As described above under the heading “Terms of Mr. Thygesen's Employment Agreement,” Mr. Thygesen entered into a new employment agreement with First Community and First Community Financial Bank, which became effective upon the closing of the Consolidation, and which superseded his prior employment agreement with Burr Ridge in its entirety. Under the current agreement, upon a termination of Mr. Thygesen's employment by the employer without cause or by Mr. Thygesen for good reason, Mr. Thygesen will be entitled to severance payments equal to 100% of his base salary plus annual bonus, payable in 24 equal semi-monthly installments following the date of termination (or in a lump sum if the termination occurs within six months before or two years following a change in control), as well as one year of continued medical coverage. Further under the agreement, in the event of a termination of his employment due to his disability, Mr. Thygesen will be entitled to a lump sum payment equal to 100% of his annual base salary, as well as one year of continued medical coverage and disability and life insurance coverage. In the event of his death, Mr. Thygesen's beneficiaries will be entitled to a lump sum payment equal to 50% of his annual base salary, as well as one year of employer-paid medical coverage. Mr. Thygesen's new agreement also provides that if any payments or benefits would be subject to an excise tax under Section 280G of the Internal Revenue Code, the payments or benefits may be reduced to the largest portion payable that would result in no such excise tax if that amount would result in a better net after-tax result to Mr. Thygesen than if there were no such reduction of payments or benefits.

Mr. Roe - Employment Agreement

As described above under the heading “Terms of Mr. Roe's Employment Agreement,” Mr. Roe entered into a new employment agreement with First Community and First Community Financial Bank, which became effective upon the closing of the Consolidation, and which superseded his prior employment agreement with FCB Homer Glen in its entirety. Under the current agreement, upon a termination of Mr. Roe's employment by the employer without cause or by Mr. Roe for good reason, Mr. Roe will be entitled to severance payments equal to 100% of his base salary plus annual bonus, payable in 24 equal semi-monthly installments following the date of termination (or in a lump sum if the termination occurs within six months before or two years following a change in control), as well as one year of continued medical coverage. Further under the agreement, in the event of a termination of his employment due to his disability, Mr. Roe will be entitled to a lump sum payment equal to 100% of his annual base salary, as well as one year of continued medical coverage and disability and life insurance coverage. In the event of his death, Mr. Roe's beneficiaries will be entitled to a lump sum payment equal to 50% of his annual base salary, as well as one year of employer-paid medical coverage. Mr. Roe's new agreement also provides that if any payments or benefits would be subject to an excise tax under Section 280G of the Internal Revenue Code, the payments or benefits may be reduced to the largest portion payable that would result in no such excise tax if that amount would result in a better net after-tax result to Mr. Roe than if there were no such reduction of payments or benefits.

Mr. Stiteley - Employment Agreement

As described above under the heading “Terms of Mr. Stiteley's Employment Agreement,” Mr. Stiteley entered into an employment agreement with First Community and First Community Financial Bank, which became effective upon the closing of the Consolidation. Under the current agreement, upon a termination of Mr. Stiteley's employment by the employer without cause or by Mr. Stiteley for good reason, Mr. Stiteley will be entitled to severance payments equal to 100% of his base salary plus annual bonus, payable in 24 equal semi-monthly installments following the date of termination (or in a lump sum if the termination occurs within six months before or two years following a change in control), as well as one year of continued medical coverage. Further under the agreement, in the event of a termination of his employment due to his disability, Mr. Stiteley will be entitled to a lump sum payment equal to 100% of his annual base salary, as well as one year of continued medical coverage and disability and life insurance coverage. In the event of his death, Mr. Stiteley's beneficiaries will be entitled to a lump sum payment equal to 50% of his annual base salary, as well as one year of employer-paid medical coverage. Mr. Stiteley's agreement also provides that if any payments or benefits would be subject to an excise tax under Section 280G of the Internal Revenue Code, the payments or benefits may be reduced to the largest portion payable that would result in no such excise tax if that amount would result in a better net after-tax result to Mr. Stiteley than if there were no such reduction of payments or benefits.

Mr. Thygesen - Equity Awards

Upon the closing of the Consolidation, Mr. Thygesen received 64,218 restricted stock units under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan in exchange for his outstanding options under the Burr Ridge Bank and Trust 2009 Stock Incentive Plan. Under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan, any unvested restricted stock units will become fully earned and vested upon a change in control of First Community that occurs prior to the respective participant's termination of employment. Similarly, any unvested options under such plan will become fully vested and exercisable upon a change in control of First Community that occurs prior to the respective participant's termination of employment.

Mr. Roe - Equity Awards

Upon the closing of the Consolidation, Mr. Roe received 13,141 restricted stock units under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan in exchange for his outstanding options under the First Community Bank of Homer Glen & Lockport 2008 Stock Incentive Plan. Under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan, any unvested restricted stock units will become fully earned and vested upon a change in control of First Community that occurs prior to the respective participant's termination of employment. Similarly, any unvested options under such plan will become fully vested and exercisable upon a change in control of First Community that occurs prior to the respective participant's termination of employment.

Mr. Stiteley - Equity Awards

Any unvested restricted stock units held by Mr. Stiteley as of December 31, 2012 under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan would become fully earned and vested upon a change in control of First Community that occurs prior to Mr. Stiteley's termination of employment. Similarly, any unvested stock options held by Mr. Stiteley as of December 31, 2012 under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan would become fully vested and exercisable upon a change in control of First Community that occurs prior to Mr. Stiteley's termination of employment.

Director Compensation

The following table sets forth information regarding compensation in 2012 for each of those individuals who are our nonemployee directors following the closing of the Consolidation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)(4)	Total ($)
George Barr	12,000	—	5,444	17,444
Peter Coules, Jr.	—	—	—	—
Terrence O. D'Arcy	12,000	15,115	—	27,115
Roger A. D'Orazio	12,000	—	—	12,000
John J. Dollinger	12,000	—	—	12,000
Rex D. Easton	12,000	—	5,444	17,444
Vincent E. Jackson	—	—	9,073	9,073
Patricia L. Lambrecht	12,000	—	—	12,000
Stephen G. Morrissette	12,000	—	5,444	17,444
Daniel Para	—	—	12,702	12,702
Michael F. Pauritsch	—	—	23,590	23,590
William L. Pommerening	—	15,115	—	15,115
Robert L. Sohol	12,000	15,115	—	27,115
Dennis G. Tonelli	—	—	—	—
Scott A. Wehrli	—	15,115	—	15,115

(1)
Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for the restricted stock units (RSUs) granted to each nonemployee director in 2012. Additional information about these values is included in Note 13 to First Community's audited consolidated financial report as of and for the year ended December 31, 2012.

(2)	The following nonemployee directors had the following aggregate numbers of stock awards outstanding as of December 31, 2012, all of which were RSUs:

Director	FCB Plainfield Plans	First Community Financial Partners, Inc. Plans
Mr. Barr	—	21,333
Mr. D'Arcy	2,150	8,000
Mr. D'Orazio	—	8,000
Mr. Dollinger	—	10,666
Mr. Easton	—	10,666
Ms. Lambrecht	—	8,000
Mr. Morrissette	2,150	8,000
Mr. Pommerening	2,150	8,000
Mr. Sohol	2,150	8,000
Mr. Tonelli	—	8,000
Mr. Wehrli	2,150	8,000

For purposes of the foregoing chart and the chart in the footnote below, “First Community Financial Partners, Inc. Plans” means, collectively, the First Community Financial Partners, Inc. 2008 Equity Incentive Plan, the First Community Financial

Partners, Inc. 2007 Equity Incentive Plan, and the First Community Financial Partners, Inc. 2006 Stock Option Plan; and “FCB Plainfield Plans” means, collectively, the First Community Bank of Plainfield 2012 Equity Incentive Plan and the First Community Bank of Plainfield 2008 Stock Incentive Plan. RSUs granted under the First Community Financial Partners, Inc. Plans entitle the grantee to receive shares of common stock of First Community upon vesting, and RSUs granted under the FCB Plainfield Plans entitle the holder to receive shares of common stock of FCB Plainfield upon vesting. Similarly, options granted under a plan entitle the holder to purchase shares of common stock of the entity that maintains the respective plan under which the options were granted.

(3)
Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for the stock options granted to each nonemployee director in 2012. Additional information about these values is included in Note 13 to First Community's audited consolidated financial report as of and for the year ended December 31, 2012.

(4)	The following nonemployee directors had the following aggregate numbers of stock options outstanding as of December 31, 2012:

Director	Burr Ridge Bank and Trust 2009 Stock Incentive Plan	First Community Bank of Homer Glen & Lockport 2008 Stock Incentive Plan	First Community Bank of Plainfield 2008 Stock Incentive Plan	First Community Financial Partners, Inc. Plans
Mr. Barr	8,000	—	—	85,000
Mr. Coules, Jr.	—	6,000	—	—
Mr. D'Arcy	—	—	6,000	38,500
Mr. D'Orazio	—	—	—	50,500
Mr. Dollinger	—	—	—	50,500
Mr. Easton	8,000	—	—	39,250
Mr. Jackson	10,000	—	—	—
Ms. Lambrecht	—	6,000	—	83,500
Mr. Morrissette	8,000	6,000	6,000	241,000
Mr. Para	22,000	—	—	—
Mr. Pauritsch	33,000	—	—	—
Mr. Pommerening	—	—	6,000	—
Mr. Sohol	—	—	6,000	38,500
Mr. Tonelli	—	20,000	—	—
Mr. Wehrli	—	—	6,000	—

Director Compensation Program

There are no formal director compensation programs at First Community or First Community Financial Bank. Directors at those entities periodically receive equity compensation awards, including restricted stock units and stock options, at the discretion of the respective compensation committee. All members of the board of directors of FCB Joliet received a lump sum cash retainer in the amount of $12,000 in January 2012 for attending 12 monthly board meetings in 2012. Additionally each FCB Joliet director received $500 in additional compensation for each board meeting attended in excess of 12 during 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 15, 2013 for (i) each person known to us to be the beneficial owner of more than 5% of our common stock, including such person's address, (ii) each named executive officer or individual who will become a named executive officer as a result of the Consolidation, (iii) each of our directors or individuals who will become a director as a result of the Consolidation, and (iv) all of our executive officers, directors and individuals who will become directors or named executed officers as a result of the Consolidation, as a group.

Name of Beneficial Owner	Number of Shares	Percent of Class
Executive Officers and Directors
George Barr (1)	369,963	2.29% (19)
Peter Coules, Jr. (2)	281,230	1.75% (19)
Terrence O. D'Arcy (3)	240,208	1.49% (19)
Roger A. D'Orazio (4)	415,774	2.58% (19)
John J. Dollinger (5)	209,083	1.30% (19)
Rex D. Easton (6)	277,314	1.72% (19)
Vincent E. Jackson (7)	42,328	* (19)
Patricia L. Lambrecht (8)	552,812	3.42% (19)
Stephen G. Morrissette (9)	312,171	1.92% (19)
Daniel Para (10)	43,754	* (19)
Michael F. Pauritsch (11)	101,240	* (19)
William L. Pommerening (12)	65,632	* (19)
Patrick J. Roe (13)	121,925	* (19)
Robert L. Sohol (14)	105,650	* (19)
Glen L. Stiteley (15)	34,036	* (19)
Dennis G. Tonelli (16)	77,700	* (19)
Roy C. Thygesen (17)	46,790	* (19)
Scott A. Wehrli (18)	108,586	* (19)
All current executive officers and directors as a group (18 people)	3,406,196	20.00% (20)

*	Indicates the percentage is less than 1%.

(1)	The above common stock of Mr. Barr includes 277,463 shares owned individually, options to purchase 85,000 shares that have vested, and warrants to purchase 7,500 shares of common stock.
(2)
The above common stock of Mr. Coules includes 6,120 shares owned individually, 55,614 shares held by a profit sharing plan at his business, Donatelli & Coules, Ltd., warrants to purchase 4,500 shares of common stock, and 214,996 shares held in trusts for the benefit of Ms. Lambrecht's children, of which Mr. Coules is trustee. Mr. Coules disclaims beneficial ownership of the foregoing shares owned by the trust.

(3)
The above common stock of Mr. D'Arcy includes 193,658 shares owned individually, 5,800 shares owned jointly by Mr. D'Arcy and his spouse, options to purchase 38,500 shares that have vested, and warrants to purchase 2,250 shares of common stock.

(4)
The above common stock of Mr. D'Orazio includes 357,274 shares owned by a corporation of which Mr. D'Orazio is deemed to have control, options to purchase 50,500 shares that have vested, and 8,000 shares owned individually.

(5)
The above common stock of Mr. Dollinger includes 67,333 shares owned individually, 68,000 shares held in an individual retirement account for the benefit of Mr. Dollinger, 22,000 shares held by a company of which Mr. Dollinger is deemed to have control, options to purchase 50,500 shares that have vested, and warrants to purchase 1,250 shares of common stock.

(6)
The above common stock of Mr. Easton includes 148,081 shares owned by a company of which Mr. Easton is deemed to have control, 39,383 shares owned individually, 28,100 shares owned by Packard Transport Management, options to purchase 39,250 shares that have vested, and warrants to purchase 22,500 shares of common stock.

(7)	The above common stock of Mr. Jackson includes 41,078 shares owned individually and warrants to purchase 1,250 shares of common stock.
(8)
The above common stock of Ms. Lambrecht includes 319,452 held by a trust for the benefit of Ms. Lambrecht, options to purchase 83,500 shares that have vested, 117,280 shares held individually and warrants to purchase 22,500 shares of common stock. Ms. Lambrecht has authority to vote 10,080 shares of common stock which are held for the benefit of certain minor relatives of Ms. Lambrecht.

(9)
The above common stock of Mr. Morrissette includes 50,550 shares held individually, 18,121 shares held in two individual retirement accounts for the benefit of Mr. Morrissette, options to purchase 241,000 shares that have vested, and warrants to purchase 2,500 shares of common stock.

(10)	The above common stock of Mr. Para includes 42,504 shares owned individually and warrants to purchase 1,250 shares of common stock.
(11)
The above common stock of Mr. Pauritsch includes 37,840 held in an individual retirement account for the benefit of Mr. Pauritsch, 16,000 shares held by a living trust for the benefit of Mr. Pauritsch, 4,000 shares held individually, 28,100 shares owned in an individual retirement account, 14,050 shares held by the Michael F. Pauritsch Trust, of which Mr. Pauritsch is a trustee, and warrants to purchase 1,250 shares of common stock.

(12)
The above common stock of Mr. Pommerening includes 7,390 shares held in an individual retirement account for the benefit of Mr. Pommerening, 44,492 shares held jointly by Mr. Pommerening and his spouse, 11,500 shares held individually and warrants to purchase 2,250 shares of common stock.

(13)
The above common stock of Mr. Roe includes 102,338 shares held in a trust for the benefit of Mr. Roe of which he is trustee and 14,337 held in an individual retirement account for the benefit of Mr. Roe, and warrants to purchase 5,250 shares of common stock.

(14)
The above common stock of Mr. Sohol includes 17,000 shares held in an individual retirement account for the benefit of Mr. Sohol, 30,500 shares held individually, 18,650 shares in custodial accounts for the benefit of certain minor grandchildren and options to purchase 38,500 shares that have vested . Mr. Sohol disclaims beneficial ownership of the foregoing shares held in the custodial accounts.

(15)	The above common stock of Mr. Stiteley includes 8,369 shares owned individually, and options to purchase 25,667 shares that have vested.
(16)	The above common stock of Mr. Tonelli includes 75,450 shares owned individually and warrants to purchase 2,250 shares of common stock.
(17)
The above common stock of Mr. Thygesen includes 38,090 shares owned individually, 4,200 shares he is custodian under a uniform gift to minor account and warrants to purcahse 4,500 shares of common stock.

(18)
The above common stock of Mr. Wehrli includes 76,586 shares owned by a company of which Mr. Wehrli is deemed to have control, 30,500 shares held individually and warrants to purchase 1,500 shares of common stock.

(19)
Percentage is calculated on a partially diluted basis, assuming only the exercise of warrants and stock options by such individual which are exercisable within 60 days and the vesting of restricted stock units that vest within 60 days.

(20)
Percentage is calculated on a partially diluted basis, assuming the exercise of all warrants and stock options which are exercisable within 60 days, and the vesting of restricted stock units that vest within 60 days, by all current executive officers and directors.

Equity Compensation Plans

The following table provides certain summary information as of December 31, 2012 concerning our compensation plans (including individual compensation arrangements) under which shares of our common stock may be issued.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights($) (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column)(#) (c)
Equity Compensation Plans Approved By Security Holders	1,133,904 (2)	$6.99	296,096
Equity Compensation Plans Not Approved By Security Holders	273,001 (3)	-	136,000
Total	1,406,905	$6.99 (4)	432,096 (5)

(1) All shares authorized for issuance under our compensation plans as of December 31, 2012 were authorized under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan was amended and restated effective May 20, 2009, which amendment and restatement was approved by our shareholders. The 2008 Plan was subsequently amended, effective December 21, 2011, to increase the number of shares available by 1,000,000 (from 1,430,000 to 2,430,000). Our shareholders did not approve this amendment. The 2008 Plan has not been amended further.

(2) Reflects outstanding stock options under our 2008 Plan.

(3) Reflects outstanding restricted stock units under our 2008 Plan, which entitle the holder to shares of our common stock at a specified future date, subject to the continued service of the holder.

(4) All shares to be issued pursuant to outstanding awards under the portion of our 2008 Plan that was not approved by our shareholders are issuable pursuant to restricted stock units. The weighted average exercise price in this column (b) does not take into account these awards.

(5) Our 2008 Plan permits awards of stock options, stock appreciation rights and other stock awards, including without limitation, restricted stock units and restricted stock awards.

Pursuant to the terms of the Consolidation, all existing FCB Plainfield, FCB Homer Glen and Burr Ridge stock options outstanding as of the time immediately prior to the effective time of the Consolidation terminated in their entirety and were replaced with restricted stock unit awards issued under the 2008 Plan.  Each such option was valued using the Black Scholes valuation method. The number of First Community restricted stock units issued per option was calculated by dividing the applicable Black Scholes value for each such option by a value for a First Community restricted stock unit as agreed to by First Community and each of FCB Plainfield, FCB Homer Glen and Burr Ridge, as applicable.  The 150,350 FCB Plainfield stock options outstanding as of the time immediately prior to the effective time of the Consolidation were replaced with 58,691, in the aggregate, restricted stock unit awards issued under the 2008 Plan.  The 179,333 FCB Homer Glen stock options outstanding as of the time immediately prior to the effective time of the Consolidation were replaced with 14,062, in the aggregate, restricted stock unit awards issued under the 2008 Plan.  The 364,750 Burr Ridge stock options outstanding as of the time immediately prior to the effective time of the Consolidation were replaced with 299,302, in the aggregate, restricted stock unit awards issued under the 2008 Plan. The foregoing cancellations and replacements are not reflected in the above Equity Compensation Plan Information Table because they occurred after December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The board of directors concluded that except for Mr. Roe and Mr. Thygesen, the members of the board of directors satisfy the independence requirements of the New York Stock Exchange. Although the First Community's common stock and preferred stock are not listed on the New York Stock Exchange, First Community has elected to use its independence standards when determining the independence of the members of its board of directors.

Our board of directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has determined that Messrs. Barr, Coules, D'Arcy, D'Orazio, Dollinger, Easton, Jackson, Morrissette, Para, Pauritsch, Pommerening, Sohol, Tonelli and Wehrli and Ms. Lambrecht, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the New York Stock Exchange. Accordingly, a majority of our directors are independent, as required under applicable New York Stock Exchange rules. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The board of directors also determined that the three prior members of the board of directors, Michael W. Hansen, John Manner and Mark Stofan, who were directors in 2012 and part of 2013, but retired from the board on March 12, 2013 upon the closing of the Consolidation, were also independent under these standards.

First Community's audit committee consists of Michael F. Pauritsch, Peter Coules, Jr. and Scott A. Wehrli, each of whom satisfies the independence requirements under the New York Stock Exchange listing standards, Rule 10A-3(b)(1) of the Exchange Act and the FDIC. The chairperson of our audit committee is Mr. Pauritsch, whom our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with audit committee requirements. In arriving at this determination, the board has examined each audit committee member's scope of experience and the nature of their employment.

First Community's compensation committee consists of George Barr, Rex Easton and Daniel Para, each of whom the board of directors has determined to be independent under the New York Stock Exchange listing standards. The chairperson of our compensation committee will be George Barr.

Certain Relationships and Related Party Transactions

Various First Community policies and procedures, which are generally in writing, questionnaires completed by all First Community directors and executive officers and regulatory compliance requirements (including Regulation O, which restricts loans by a bank to directors, executive officers, principal stockholders and their affiliates and requires approval by the board of directors of a bank for certain such loans), identify to First Community transactions or relationships that may constitute conflicts of interest or otherwise require disclosure under applicable SEC rules. Although First Community's processes vary with the particular transaction or relationship, when such a transaction or relationship is identified, the board of directors of First Community or the applicable bank, or the appropriate committee of the board of directors, evaluates the transaction or relationship and approves or ratifies it (without the vote of any interested person) only if it is judged to be fair and in the best interests of First Community. In addition, it is the practice of the board of directors of First Community, although not part of a written policy, to review each of the transactions specifically disclosed as a related person transaction to the extent any such transaction has not previously been reviewed, applying the same standard. All of the transactions described below were considered and approved or ratified by the board of directors of First Community, or the appropriate committee of the board of directors.

Directors, executive officers, principal shareholders, members of their immediate families, and entities in which one or more of them have a material interest had extensions of credit from the FCB Joliet, FCB Plainfield, FCB Homer Glen or Burr Ridge during 2012. In the Consolidation, each of these four banks merged together to form First Community Financial Bank. All such extensions of credit were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons, and did not involve more than the normal risk of collectability or present other unfavorable features. In addition, directors, executive officers, principal shareholders, members of their immediate families and entities in which one or more of them have a material interest obtained during 2012, and may in the future be expected to obtain, depositary or other banking services, trust, custody or investment management services, individual retirement account services or insurance brokerage services from First Community and its subsidiaries, on terms no less favorable to First Community and its subsidiaries than those prevailing at the time for comparable transactions involving persons unrelated to First Community.

During 2012, pursuant to its lease agreement with MCM Building LLC, the lessor, dated December 1, 2010, FCB Joliet, of which First Community owned 100% of its common stock, made lease payments to MCM Building LLC in an aggregate amount of approximately $236,000 with respect to FCB Joliet's branch located at 25407 South Bell Road, Channahon, Illinois 60410. Following the Consolidation, this branch and lease are now maintained by First Community Financial Bank. MCM Building LLC is owned (i) 70% by Roger A. D'Orazio, a First Community director, (ii) 10% by Rex Eason, a First Community director, (iii) 10% by Terry D'Orazio, the brother of director Roger A. D'Orazio, and (iv) 10% owned by Keith Rezin, a director of First Community Financial Bank.

During 2012, First Community has made payments to Brown & Brown of Northern Illinois, Inc., an insurance agency, in an aggregate amount of approximately $167,000 in connection with First Community obtaining insurance for itself and its subsidiaries. John Manner, who was a director of First Community during 2012 and who ceased being a director upon the closing of the Consolidation, is an insurance broker for Brown & Brown of Northern Illinois.

On March 12, 2013, First Community issued subordinated indebtedness in a private placement offering. The subordinated indebtedness was accompanied by warrants to purchase shares of First Community's common stock. Purchasers of the subordinated indebtedness include directors, executive officers, members of their immediate families, and entities in which one or more of such persons have a material interest. The below table sets forth certain related parties to whom First Community sold the subordinated indebtedness:

Name of Individual or Entity and Relationship to the Company	Principal Amount of Subordinated Indebtedness Acquired
Donja G. Barr Irrevocable Life Insurance Trust, George Barr, Trustee (George Barr, Director)	$300,000
Donna J. Barr (Spouse of George Barr, Director)	240,000
MTC, LLC Custodian FBO Rex Easton IRA (Director)	900,000
Patricia L. Lambrecht (Director)	900,000
MLPF&S as Custodian FBO Patrick J. Roe Roth IRA (Executive Officer and Director)	210,000
Candice Sohol (Spouse of Robert Sohol, Director)	180,000
MTC, LLC Custodian FBO Roy Thygesen IRA (Executive Officer and Director)	180,000
Maureen B. Morrissette and MTC, LLC Custodian FBO Stephen Morrissette IRA (Director)	130,000

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by McGladrey LLP for the audit of First Community's annual financial statements for the fiscal years ended December 31, 2012 and 2011 and for other services that are normally provided by the accountants in connection with statutory regulatory filings were $398,500 and $177,500, respectively.
Audit-Related Fees.  There were no fees billed for professional services rendered by McGladrey LLP for audit-related services for the fiscal years ended December 31, 2012 and 2011.
Tax Fees.  The aggregate fees billed for professional services rendered by McGladrey LLP for preparation of federal and state tax returns, tax planning and tax advice for the fiscal years ended December 31, 2012 and 2011 were $21,800 and $20,400, respectively.
All Other Fees. There were no other fees billed by McGladrey LLP for the fiscal years ended December 31, 2012 and 2011.

The audit committee pre-approves all auditing services and permitted non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The audit committee pre-approved all services performed by the independent auditors in 2012.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: See Part II - Item 8. Financial Statements and Supplementary Data

(a)(2)     Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)     Exhibits: See Exhibit Index.

(b)    Exhibits: See Exhibit Index.

SIGNATURES
Pursuant to the requiremnts of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
First Community Financial Partners, Inc.
(registrant)

By:     /s/ Glen L. Stiteley
Glen L. Stiteley
Executive Vice President and Chief Financial Officer
Date: March 15, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on March 15, 2013 by the following persons on behalf of the Registrant and in the capacities indicate

Signature	Title
/s/ Roy C. Thygesen Roy C. Thygesen	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Glen L. Stiteley Glen L. Stiteley	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ George Barr George Barr	Chairman of the Board and Director
/s/ Peter Coules, Jr. Peter Coules, Jr.	Director
/s/ Terrence O. D'Arcy Terrence O. D'Arcy	Director
/s/ Roger A. D'Orazio Roger A. D'Orazio	Director
/s/ John J. Dollinger John J. Dollinger	Director
/s/ Rex D. Easton Rex D. Easton	Director
/s/ Vincent E. Jackson Vincent E. Jackson	Director
/s/ Patricia L. Lambrecht Patricia L. Lambrecht	Director
/s/ Stephen G. Morrissette Stephen G. Morrissette	Director
/s/ Daniel Para Daniel Para	Director
/s/ Michael F. Pauritsch Michael F. Pauritsch	Director
/s/ William L. Pommerening William L. Pommerening	Director

/s/ Patrick Roe Patrick Roe	Director
/s/ Robert L. Sohol Robert L. Sohol	Director
/s/ Dennis G. Tonelli Dennis G. Tonelli	Director
/s/ Scott A. Wehrli Scott A. Wehrli	Director

Supplemental Information Rider
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report to security holders or proxy statement covering the Company's last fiscal year has been sent as of the date of this report. Copies of these materials will be furnished to the Securities and Exchange Commission when they are mailed to security holders. The annual report and proxy statement shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the act.

Exhibit Index

2.1
Agreement and Plan of Merger, dated as of August 27, 2012, by and among First Community Financial Partners, Inc., Interim First Community Bank of Plainfield and First Community Bank of Plainfield (incorporated herein by reference to Exhibit 2.1 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

2.2
Agreement and Plan of Merger, dated as of August 27, 2012, by and among First Community Financial Partners, Inc., First Community Bank of Joliet and First Community Bank of Homer Glen & Lockport (incorporated herein by reference to Exhibit 2.2 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

2.3
Agreement and Plan of Merger, dated as of August 27, 2012, by and among First Community Financial Partners, Inc., First Community Bank of Joliet and Burr Ridge Bank and Trust (incorporated herein by reference to Exhibit 2.3 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

2.4
Agreement and Plan of Merger, dated as of August 27, 2012, by and between First Community Bank of Joliet and First Community Bank of Plainfield (incorporated herein by reference to Exhibit 2.4 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

3.1	Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).
4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).
4.2
Specimen of preferred stock certificate (incorporated herein by reference to Exhibit 4.1 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

4.3	Form of warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed March 13, 2013).
4.4
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Securities and Exchange Commission upon request.

10.1
Letter Agreement, dated December 9, 2009, between First Community Financial Partners, Inc. and the United States Department of the Treasury, which includes the Securities Purchase Agreement-Standard Terms attached as Exhibit A thereto, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B and the Warrant to Purchase Fixed Rate Cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit 10.1 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.2
Voting Trust Agreement by and among First Community Financial Partners, Inc., the grantors and trustees named therein, and First Community Bank of Plainfield, dated as of November 18, 2008 (incorporated herein by reference to Exhibit 10.2 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.3
Voting Trust Agreement by and among First Community Financial Partners, Inc., the grantors and trustees named therein, and First Community Bank of Homer Glen & Lockport, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.3 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.4
Voting Trust Agreement by and among First Community Financial Partners, Inc., the grantors and trustees named therein, and Burr Ridge Bank and Trust, dated as of June 19, 2011 (incorporated herein by reference to Exhibit 10.4 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.5
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Roy C. Thygesen (incorporated herein by reference to Exhibit 10.1 to First Community Financial Partners, Inc.'s Form 8-K filed March 13, 2013.

10.6
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Patrick J. Roe (incorporated herein by reference to Exhibit 10.2 to First Community Financial Partners, Inc.'s Form 8-K filed March 13, 2013.

10.7
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Glen L. Stiteley (incorporated herein by reference to Exhibit 10.3 to First Community Financial Partners, Inc.'s Form 8-K filed March 13, 2013.

10.8
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Donn P. Domico (incorporated herein by reference to Exhibit 10.4 to First Community Financial Partners, Inc.'s Form 8-K filed March 13, 2013.

10.9
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Steven Randich (incorporated herein by reference to Exhibit 10.4 to First Community Financial Partners, Inc.'s Form 8-K filed March 13, 2013.

10.10
First Community Financial Partners, Inc. First Amendment of the Amended and Restated 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.12 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.11
Form of First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.13 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.12
Form of First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan Incentive Stock Option Award Terms (incorporated herein by reference to Exhibit 10.14 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.13
Form of First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan Non-Qualified Stock Option Award Terms (incorporated herein by reference to Exhibit 10.15 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.14
TARP Securities Purchase Option Agreement, dated as of November 8, 2012, by and between EJF Capital LLC and First Community Financial Partners, Inc., effective as of November 21, 2012 (incorporated herein by reference to Exhibit 10.16 to First Community Financial Partners, Inc.'s Registration Statement on Form S-4 (Registration No. 333-185041)).

11.1	Statement regarding Computation of Earnings per Share (filed herewith).
21.1	Subsidiaries of First Community Financial Partners, Inc. (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).