Form 10-Q
period 2013-03-31
First Community Financial Partners, Inc.
filed 2013-05-15
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

There were outstanding 16,175,938 shares of the Registrant's common stock as of May 10, 2013.

FIRST COUMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-Q

MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
Assets	(in thousands, except share data)(Unaudited)
Cash and due from banks	$17,549	$14,933
Interest-bearing deposits in banks	91,690	132,152
Securities available for sale	104,303	108,961
Nonmarketable equity securities	967	967
Loans, net of allowance for loan losses of $21,931 in 2013 ; $22,878 in 2012	621,423	614,236
Premises and equipment, net	17,029	16,990
Foreclosed assets	3,419	3,419
Cash surrender value of life insurance	4,402	4,366
Accrued interest receivable and other assets	6,738	6,576
Total assets	$867,520	$902,600

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$107,841	$114,116
Interest-bearing	640,005	666,546
Total deposits	747,846	780,662

Other borrowed funds	19,769	25,695
Subordinated debt	13,783	4,060
Accrued interest payable and other liabilities	3,363	4,252
Total liabilities	784,761	814,669

Commitments and Contingencies (Note 10)

First Community Financial Partners, Inc. Shareholders' Equity
Preferred stock, Series A, non-cumulative convertible, $1.00 par value; 5,000 shares authorized 2013 and 2012; no shares issued 2013 and 2012	—	—
Preferred stock, Series B, 5% cumulative perpetual, $1.00 par value; 22,000 shares authorized; 12,500 shares issued 2013 and 22,000 shares issued 2012	12,500	22,000
Preferred stock, Series C, 9% cumulative perpetual, $1.00 par value; 1,100 shares authorized and issued 2013 and 2012	727	672
Common stock, $1.00 par value; 60,000,000 shares authorized; 16,175,938 issued 2013 and 12,175,401 issued 2012.	16,176	12,175
Additional paid-in capital	81,073	70,113
Accumulated deficit	(28,995)	(33,019)
Accumulated other comprehensive income	1,338	1,198
Treasury stock, at cost; 20,000 shares	(60)	—
Total First Community Financial Partners, Inc. shareholders' equity	82,759	73,139
Non-controlling interest	—	14,792
Total shareholders' equity	82,759	87,931
Total liabilities and shareholders' equity	$867,520	$902,600

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three months ended
	March 31, 2013	March 31, 2012
Interest income:	(in thousands, except per share data)(Unaudited)
Loans, including fees	$8,387	$9,721
Securities	426	360
Federal funds sold and other	77	63
Total interest income	8,890	10,144
Interest expense:
Deposits	1,370	2,319
Federal funds purchased, other borrowed funds and subordinated debt	149	92
Total interest expense	1,519	2,411
Net interest income	7,371	7,733
Provision for loan losses	1,232	2,385
Net interest income after provision for loan losses	6,139	5,348
Noninterest income:
Service charges on deposit accounts	82	98
Gain on sale of loans	265	184
(Loss) gain on sale of foreclosed assets, net	—	(5)
Mortgage fee income	107	53
Other	83	71
	537	401
Noninterest expenses:
Salaries and employee benefits	2,487	2,551
Occupancy and equipment expense	571	591
Data processing	305	306
Professional fees	354	303
Advertising and business development	153	106
Loan workout	7	56
Foreclosed assets, net of rental income	79	292
Other expense	1,238	915
	5,194	5,120
Income before income taxes and non-controlling interest	1,482	629
Income taxes	34	171
Income before non-controlling interest	1,448	458
Net income attributable to non-controlling interest	54	271
Net income applicable to First Community Financial Partners, Inc.	1,394	187
Dividends and accretion on preferred shares	314	354
Net income (loss) applicable to common shareholders	$1,080	$(167)

Common share data
Basic earnings per common share	$0.08	$(0.01)
Diluted earnings per common share	0.08	(0.01)

Weighted average common shares outstanding for basic earnings per common share	13,019,954	12,036,402
Weighted average common shares outstanding for diluted earnings per common share	13,120,382	12,143,357

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Amounts in thousands)
	Three months ended
	March 31, 2013	March 31, 2012
	(Unaudited)
Net income	$1,394	$187

Unrealized holding (losses) gains on investment securities, net of tax	(8)	140
Reclassification adjustments for gains included in net income, net of tax	—	—
Other comprehensive (loss) income, net of tax	(8)	140

Comprehensive income	$1,386	$327

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2013 and 2012

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total

	(in thousands, except share data)
Balance, December 31, 2011	—	$22,000	$452	$12,036	$69,728	$(33,123)	$673	$—	$13,468	$85,234
Comprehensive income:
Net income	—	—	—	—	—	187	—	—	271	458
Change in net unrealized gains on securities available for sale, net of taxes	—	—	—	—	—	—	140	—	(7)	133
Discount accretion on preferred shares	—	—	54	—	—	(54)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(300)	—	—	—	(300)
Stock based compensation expense	—	—	—	—	165	—	—	—	45	210
Balance, March 31, 2012	—	22,000	506	12,036	69,893	(33,290)	813	—	13,777	85,735

Balance, December 31, 2012	—	22,000	672	12,175	70,113	(33,019)	1,198	—	14,792	87,931
Comprehensive income:
Net income	—	—	—	—	—	1,394	—	—	54	1,448
Change in net unrealized gains on securities available for sale, net of taxes	—	—	—	—	—	—	(8)	—	(1)	(9)
Repurchase of preferred shares	—	(9,500)	—	—	—	2,945	—	—	—	(6,555)
Repurchase of common shares	—	—	—	—	—	—	—	(60)	—	(60)
Issuance of 4,000,537 shares of common stock and repurchase of minority interest	—	—		4,001	10,190	—	148	—	(14,836)	(497)
Issuance of 250,000 warrants	—	—	—	—	277	—	—	—	—	277
Discount accretion on preferred shares	—	—	55	—	—	(55)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(260)	—	—	—	(260)
Stock based compensation expense	—	—	—	—	493	—	—	—	(9)	484
Balance, March 31, 2013	—	$12,500	$727	$16,176	$81,073	$(28,995)	$1,338	$(60)	$—	$82,759

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Three months ended
	March 31, 2013	March 31, 2012
	(in thousands)(Unaudited)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$1,394	$187
Net income attributable to non-controlling interest	54	271
Net income before non-controlling interest	1,448	458
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	169	189
Provision for loan losses	1,232	2,385
Loss on sale of foreclosed assets, net	—	5
Net amortization of deferred loan costs	(72)	(1)
Depreciation and amortization of premises and equipment	286	245
Increase in cash surrender value of life insurance	(36)	(36)
Deferred income taxes	(324)	—
Proceeds of sale of loans	4,543	3,734
Gain on sale of loans	(265)	(184)
Decrease in accrued interest receivable and other assets	162	656
Decrease in accrued interest payable and other liabilities	(1,401)	(371)
Restricted stock compensation expense	488	82
Stock option compensation expense	5	128
Net cash provided by operating activities	6,235	7,290
Cash Flows From Investing Activities
Net change in federal funds sold	—	2,474
Net change in interest-bearing deposits in banks	40,462	(6,570)
Activity in available for sale securities:
Purchases	(757)	(21,120)
Maturities, prepayments and calls	5,243	3,416
Net decrease (increase) in loans	(12,685)	19,291
Purchases of premises and equipment	(325)	(6,821)
Proceeds from sale of foreclosed assets	—	45
Net cash (used in) provided by investing activities	31,938	(9,285)
Cash Flows From Financing Activities
Net (decrease) in deposits	(32,816)	(3,049)
Proceeds from issuance of subordinated debt	10,000	—
Net increase (decrease) in other borrowings	(5,926)	3,941
Dividends paid on preferred shares	(260)	(301)
Repayment of preferred shares	(6,555)	—
Net cash provided by (used in) financing activities	(35,557)	591
Net change in cash and due from banks	2,616	(1,404)
Cash and due from banks:
Beginning	14,933	24,144
Ending	$17,549	$22,740

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,850	$2,453
Cash payments for income taxes	131	379
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	—	1,982
Issuance of warrants	277	—
Issuance of common stock	497	—
Settlements of restricted stock units	508	—
Acquisition of treasury in partial settlement of loans	60	—

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.	Basis of Presentation

These are the unaudited consolidated financial statements of First Community Financial Partners, Inc. (the "Company" or "First Community"), and its subsidiaries, including its wholly owned bank subsidiary, First Community Financial Bank (the "Bank"), based in Plainfield, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S GAAP”) and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC").  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements filed on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income or shareholders' equity.

New Accounting Pronouncements

ASC Topic 210 “Disclosures about Offsetting Assets and Liabilities.”  New authoritative accounting guidance under ASC Topic 210, “Disclosures about Offsetting Assets and Liabilities” amended prior guidance to require an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This new authoritative guidance was further amended to clarify the scope of offsetting disclosures.

ASC Topic 220 “Comprehensive Income.”  New authoritative accounting guidance under ASC Topic 220, “Comprehensive Income” amended prior guidance to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under U.S. GAAP.

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to take advantage of the benefits of this extended transition period.

Note 2.	Consolidation

On August 27, 2012, the Company and the Banks (as defined below) executed Agreements and Plans of Merger to effect a consolidation of banking charters. The consolidation resulted in the merger of First Community Bank of Joliet ("FCB Joliet"), First Community Bank of Plainfield ("FCB Plainfield"), First Community Bank of Homer Glen and Lockport ("FCB Homer Glen") and Burr Ridge Bank and Trust ("Burr Ridge", and collectively with FCB Joliet, FCB Plainfield and Homer Glen, the "Banks") into one Illinois chartered banking institution wholly owned by the Company.

On March 12, 2013, the consolidation was completed and our financial results reflect the following:

•
The issuance of 4,000,537 shares of Company common stock to the minority stockholders of FCB Plainfield, FCB Homer Glen and Burr Ridge, each of which was merged into a bank wholly owned by First Community,

•	The cash payment of $508,000 to the restricted stock holders of FCB Plainfield, and

•	The issuance of the $10.0 million of subordinated indebtedness referenced below in Note 7.

The consolidation was accounted for as a purchase of noncontrolling interests among entities under common control for accounting and financial reporting purposes. Accordingly, First Community's noncontrolling interests were reclassified to shareholders' equity and all assets and liabilities were recorded at historical cost.

The following summary pro forma results of operations for the three months ended March 31, 2013 and 2012 give effect to the consolidation as if it occurred on January 1, 2012. The pro forma condensed combined consolidated financial information is presented for illustrative purposes only and does not necessarily indicate the operating results of the combined companies had they actually been merged on January 1, 2012.

	Pro Forma
(in thousands, other than per share data)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(Unaudited)
Summary Results of Operations
Interest income	$8,890	$10,144
Interest expense	1,696	2,588
Net interest income	7,194	7,556
Provision for loan losses	1,232	2,385
Net interest income after provision for loan losses	5,962	5,171
Noninterest income	537	401
Noninterest expense	5,194	5,120
Income before income taxes	1,305	452
Income taxes	34	171
Net income	1,271	281
Dividends and accretion on preferred shares	314	354
Net income (loss) available to common shareholders	$957	$(73)
Per Share Data
Earnings
Basic	$0.06	$—
Diluted	$0.06	$—
Weighted average shares outstanding
Basic	16,131,461	15,992,949
Diluted	16,231,889	15,992,949

Prior to the consolidation, the Company, and the Banks had entered into an Affiliate Management Services Agreement. The Affiliate Management Services Agreement allowed for each entity to share in the costs and resources of such functions including, but not limited to, information technology, finance and accounting, human resources, risk management, and strategic development. For the three months ended March 31, 2013 and 2012, $402,000 and $703,000, respectively, was paid by the Banks to the Company under the terms of the agreement.

The Company and the Banks had internal loan participation agreements prior to the consolidation, which totaled $79.2 million at December 31, 2012.

Note 3.	Earnings Per Share

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

	Three Months Ended March 31,
	2013	2012

Undistributed earnings allocated to common stock	$1,394	$187
Less: preferred stock dividends and discount accretion	314	354
Net income (loss) allocated to common stock	$1,080	$(167)

Weighted average shares outstanding for basic earnings per common share	13,019,954	12,036,402
Dilutive effect of stock-based compensation	100,428	106,955
Weighted average shares outstanding for diluted earnings per common share	13,120,382	12,143,357

Basic income (loss) per common share	$0.08	$(0.01)
Diluted income (loss) per common share	0.08	(0.01)

Note 4.	Securities Available for Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
U.S. government federal agency	$1,000	$1	—	$1,001
Government sponsored enterprises	25,508	221	—	25,729
Residential collateralized mortgage obligations	17,983	337	—	18,320
Residential mortgage backed securities	6,920	202	—	7,122
Corporate securities	12,516	209	—	12,725
State and political subdivisions	38,182	1,272	48	39,406
	$102,109	$2,242	$48	$104,303
December 31, 2012
U.S. government federal agency	$1,001	$1	—	$1,002
Government sponsored enterprises	25,544	246	—	25,790
Residential collateralized mortgage obligations	20,018	326	—	20,344
Residential mortgage backed securities	7,486	230	—	7,716
Corporate securities	12,520	204	3	12,721
State and political subdivisions	40,190	1,260	62	41,388
	$106,759	$2,267	$65	$108,961

Securities with a fair value of $41.9 million and $47.1 million were pledged as collateral on public funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law as of March 31, 2013 and December 31, 2012, respectively.

The amortized cost and fair value of debt securities available for sale as of March 31, 2013, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$17,966	$18,049
Over 1 year through 5 years	48,964	49,913
5 years through 10 years	6,825	7,061
Over 10 years	3,451	3,838
Residential collateralized mortgage obligations and mortgage backed securities	24,903	25,442
	$102,109	$104,303

There were no gross realized gains or losses on the sales of securities during the three months ended March 31, 2013 and 2012.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believes are other-than-temporarily impaired, at March 31, 2013 and December 31, 2012.

The unrealized losses in the portfolio at March 31, 2013, resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to sell and does not believe it will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 5.	Loans

A summary of the balances of loans follows (in thousands):

	March 31, 2013	December 31, 2012
Construction and Land Development	$27,558	$30,494
Farmland and Agricultural Production	6,773	7,211
Residential 1-4 Family	79,224	77,567
Commercial Real Estate	369,695	366,901
Commercial	147,019	140,895
Consumer and other	13,345	14,361
	643,614	637,429
Net deferred loan (fees) costs	(260)	(315)
Allowance for loan losses	(21,931)	(22,878)
	$621,423	$614,236

The following table presents the contractual aging of the recorded investment in past due and nonaccrual loans by class of loans as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Nonaccrual Loans	Total Loans
Construction and Land Development	$25,769	$—	$—	—	$25,769	$1,789	$27,558
Farmland and Agricultural Production	6,773	—	—	—	6,773	—	6,773
Residential 1-4 Family	74,394	699	454	59	75,606	3,618	79,224
Commercial Real Estate
Multifamily	20,879	—	—	—	20,879	—	20,879
Retail	107,182	—	—	—	107,182	1,700	108,882
Office	35,157	—	4,160	—	39,317	3,092	42,409
Industrial and Warehouse	44,123	135	—	—	44,258	2,552	46,810
Health Care	30,357	—	—	—	30,357	—	30,357
Other	109,557	1,937	297	—	111,791	8,567	120,358
Commercial	135,679	1,213	830	50	137,772	9,247	147,019
Consumer and other	12,779	22	—	—	12,801	544	13,345
Total	$602,649	$4,006	$5,741	109	$612,505	$31,109	$643,614

December 31, 2012	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Nonaccrual Loans	Total Loans
Construction and Land Development	$27,097	$—	$—	$—	$27,097	$3,397	$30,494
Farmland and Agricultural Production	7,211	—	—	—	7,211	—	7,211
Residential 1-4 Family	74,834	352	68	—	75,254	2,313	77,567
Commercial Real Estate					—		—
Multifamily	17,632	—	—	—	17,632	—	17,632
Retail	100,646	—	—	—	100,646	2,000	102,646
Office	45,602	—	—	—	45,602	4,309	49,911
Industrial and Warehouse	47,941	—	—	—	47,941	2,621	50,562
Health Care	22,215	—	—	—	22,215	—	22,215
Other	112,270	299	2,024	—	114,593	9,342	123,935
Commercial	136,636	1,062	—	—	137,698	3,197	140,895
Consumer and other	13,577	18	4	—	13,599	762	14,361
Total	$605,661	$1,731	$2,096	$—	$609,488	$27,941	$637,429

As part of the on-going monitoring of the credit quality of the Company's loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt and comply with various terms of their loan agreements. The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends. Generally, all sizable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit's risk profile. Credits classified as watch generally receive a review more frequently than annually. For special mention, substandard, and doubtful credit classifications, the frequency of review is increased to no less than quarterly in order to determine potential impact on credit loss estimates.

The Company categorizes loans into the following risk categories based on relevant information about the ability of borrowers to service their debt:

Pass - A pass asset is well protected by the current worth and paying capacity of the borrower (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner. Pass assets also include certain assets considered watch, which are still protected by the worth and paying capacity of the borrower but deserve closer attention and a higher level of credit monitoring.

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. Therefore, there is no balance to report at March 31, 2013 and December 31, 2012.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$11,427	$14,342	$994	$795	$27,558
Farmland and Agricultural Production	6,773	—	—	—	6,773
Commercial Real Estate
Multifamily	20,155	724	—	—	20,879
Retail	84,576	16,526	6,080	1,700	108,882
Office	34,269	5,048	2,841	251	42,409
Industrial and Warehouse	41,067	3,191	—	2,552	46,810
Health Care	29,021	1,336	—	—	30,357
Other	101,123	7,289	4,055	7,891	120,358
Commercial	131,150	2,224	12,880	765	147,019
Total	$459,561	$50,680	$26,850	$13,954	$551,045

March 31, 2013	Performing	Non-performing	Total
Residential 1-4 Family	$75,547	$3,677	$79,224
Consumer and other	12,801	544	13,345
Total	$88,348	$4,221	$92,569

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$12,556	$14,541	$2,227	1,170	$30,494
Farmland and Agricultural Production	7,211	—	—	—	7,211
Commercial Real Estate
Multifamily	16,904	728	—	—	17,632
Retail	78,065	16,463	8,118	—	102,646
Office	39,553	6,049	2,844	1,465	49,911
Industrial and Warehouse	41,795	6,146	—	2,621	50,562
Health Care	20,875	1,340	—	—	22,215
Other	106,202	6,923	5,712	5,098	123,935
Commercial	123,848	7,556	9,376	115	140,895
Total	$447,009	$59,746	$28,277	10,469	$545,501

December 31, 2012	Performing	Non-performing	Total
Residential 1-4 Family	$75,254	$2,313	$77,567
Consumer and other	13,599	762	14,361
Total	$88,853	$3,075	$91,928

Non-performing loans include those on nonaccrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2013 and 2012 (in thousands):

March 31, 2013	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$—	$22,878
Provision for loan losses	(1,049)	(117)	(151)	993	1,338	218	—	1,232
Loans charged-off	(1,179)	—	(222)	(712)	(690)	(218)	—	(3,021)
Recoveries of loans previously charged-off	679	—	34	18	103	8	—	842
Ending balance	$3,206	$355	$2,223	$12,163	$3,826	$158	$—	$21,931

March 31, 2012
Allowance for loan losses:
Beginning balance	$6,252	$1,595	$2,408	$11,438	$4,337	$280	$681	$26,991
Provision for loan losses	502	128	190	1,973	207	66	(681)	2,385
Loans charged-off	(3)	—	(165)	(313)	(710)	—	—	(1,191)
Recoveries of loans previously charged-off	3	—	10	7	116	2	—	138
Ending balance	$6,754	$1,723	$2,443	$13,105	$3,950	$348	$—	$28,323

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$915	$—	$915
Collectively evaluated for impairment	3,206	355	2,223	12,163	2,911	158	21,016
Ending balance	$3,206	$355	$2,223	$12,163	$3,826	$158	$21,931
Loans:
Individually evaluated for impairment	$2,206	$—	$5,858	$21,986	$12,019	$544	$42,613
Collectively evaluated for impairment	25,352	6,773	73,366	347,709	135,000	12,801	601,001
Ending balance	$27,558	$6,773	$79,224	$369,695	$147,019	$13,345	$643,614

December 31, 2012
Period-ended amount allocated to:
Individually evaluated for impairment	$1,173	—	$45	$10	$59	$—	$1,287
Collectively evaluated for impairment	3,582	472	2,517	11,854	3,016	150	21,591
Ending balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$22,878
Loans:
Individually evaluated for impairment	$3,398	—	$5,770	$24,280	$5,983	$762	$40,193
Collectively evaluated for impairment	27,096	7,211	71,797	342,621	134,912	13,599	597,236
Ending balance	$30,494	$7,211	$77,567	$366,901	$140,895	$14,361	$637,429

The following tables present additional detail of impaired loans, segregated by class, as of and for the three months ended March 31, 2013 and year ended December 31, 2012 (in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

March 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$4,119	$2,206	$—	$2,203	$4
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	6,357	5,858	—	4,591	32
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	2,813	1,700	—	1,850	—
Office	4,290	3,092	—	3,701	—
Industrial and Warehouse	6,298	5,080	—	5,123	192
Health Care	—	—	—	—	—
Other	16,519	12,114	—	11,825	22
Commercial	11,465	11,053	—	8,489	43
Consumer and other	762	544	—	653	—
With an allowance recorded:
Construction and Land Development	—	—	—	599	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	—	—	—	1,223	—
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	—	—	—	—	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	634	—
Commercial	966	966	915	512	—
Consumer and other	—	—	—	—	—
Total	$53,589	$42,613	$915	$41,403	$293

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$7,979	$2,201	—	$2,015	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	3,773	3,324	—	3,531	65
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	3,404	2,000	—	5,241	23
Office	5,354	4,309	—	2,768	—
Industrial and Warehouse	6,384	5,166	—	1,919	15
Health Care	—	—	—	—	—
Other	15,767	11,537	—	4,172	—
Commercial	6,003	5,924	—	5,966	340
Consumer and other	762	762	—	387	—
With an allowance recorded:
Construction and Land Development	1,244	1,197	1,173	3,009	—
Farmland and Agricultural Production	—	—	—	338	—
Residential 1-4 Family	2,625	2,446	45	2,484	91
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	—	—	—	1,519	—
Office	—	—	—	1,739	—
Industrial and Warehouse	—	—	—	736	—
Health Care	—	—	—	—	—
Other	1,268	1,268	10	3,902	52
Commercial	59	59	59	1,335	—
Consumer and other	—	—	—	31	—
Total	$54,622	$40,193	$1,287	$41,092	$586

The following table presents loans that have been restructured during the three months ended March 31, 2013 and 2012 (in thousands, except number of contracts):

Three Months Ended March 31, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs and Specific Reserves
Construction and Land Development	—	$—	$—	—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	1	211	102	107
Commercial Real Estate		—	—
Multifamily	—	—	—	—
Retail	—	—	—	—
Office	—	—	—	—
Industrial and Warehouse	—	—	—	—
Health Care	—	—	—	—
Other	—	—	—	—
Commercial	—	—	—	—
Consumer and other	—	—	—	—
	1	$211	$102	$107
Three Months Ended March 31, 2012
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	10	3,907	3,907	—
Commercial Real Estate
Multifamily	—	—	—	—
Retail	—	—	—	—
Office	—	—	—	—
Industrial and Warehouse	—	—	—	—
Health Care	—	—	—	—
Other	4	1,334	1,334	—
Commercial	—	142	142	—
Consumer and other	—	—	—	—
	14	$5,383	$5,383	$—

The following tables present loans that have been restructured in a troubled debt restructuring during the three months ended March 31, 2013 and 2012, by class and type of modification (in thousands):

Three Months Ended March 31, 2013
Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	—	211	—	—	211
Commercial Real Estate	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	$—	$—	$211	$—	$—	$211

	Three Months Ended March 31, 2012
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	2,271	—	—	1,636	3,907
Commercial Real Estate	58	1,276	—	—	—	1,334
Commercial	—	—	—	142	—	142
Consumer and other	—	—	—	—	—	—
	$58	$3,547	$—	$142	$1,636	$5,383

Troubled debt restructurings that were accruing were $11.5 million and $12.8 million, respectively, as of March 31, 2013 and December 31, 2012. Troubled debt restructurings that were non-accruing were $17.9 million and $19.8 million, respectively, as of March 31, 2013 and December 31, 2012. Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the three months ended March 31, 2013. Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following presents a rollfoward activity of troubled debt restructurings (in thousands except number of loans):

	Three Months Ended
	March 31, 2013
	Recorded Investment	Number of Loans
Balance, beginning	$32,594	49
Additions to troubled debt restructurings	211	1
Removal of troubled debt restructurings	—	—
Charge-off related to troubled debt restructurings	—	—
Transfers to other real estate owned	—	—
Repayments and other reductions	(3,363)	(1)
Balance, ending	$29,442	49

Restructured loans are evaluated for impairment at each reporting date as part of the Company's determination of the allowance for loan losses.

Note 6.	Deposits

The composition of interest-bearing deposits is as follows (in thousands):

	March 31, 2013	December 31, 2012
NOW and money market accounts	$233,627	$244,441
Savings	25,094	25,411
Time deposit certificates, $100,000 or more	241,801	254,268
Other time deposit certificates	139,483	142,426
	$640,005	$666,546

At March 31, 2013 and December 31, 2012, brokered deposits amounted to $12.8 million and $16.6 million, respectively, which are included in other time deposit certificates.

The Company participates in a reciprocal deposit placement program that allows for the Company to take deposits from participating banks or for the Company to place deposits with those banks. The purpose of the deposit placement program is to allow customers to obtain Federal Deposit Insurance Corporation ("FDIC') insurance coverage for deposits at the Company that exceed $250,000. The Company had time deposits aggregating $7.0 million and $12.2 million in the reciprocal program at March 31, 2013 and December 31, 2012, respectively. In addition, the Company had money market deposits aggregating $19.0 million and $19.8 million in the reciprocal program at March 31, 2013 and December 31, 2012, respectively.

Note 7.	Subordinated Debt

In May 2009, the Company completed a private placement offering to individual accredited investors of (i) $5.0 million in common stock at $4.63 per share and (ii) $4.1 million of 8% Series A non-cumulative convertible preferred stock (the "Series A Preferred Stock") with a purchase price and liquidation preference of $1,000 per share. The Series A Preferred Stock was convertible to common stock at $10.00 per share on or after five years. Upon the termination of the Company's commitment not to incur any debt without the prior approval of the Federal Reserve Bank of Chicago (the "Federal Reserve") in August 2009, each share of Series A Preferred Stock was, automatically and without any action on the part of the holder thereof, exchanged for Company subordinated notes in the same face amount as the shares for which they were exchanged. The holders of the notes are entitled to interest at 8% payable annually, and the notes will mature in 10 years. The notes are convertible to common stock at $10.00 per share on or after five years. The subordinated debt qualifies for regulatory capital treatment subject to certain limits as total capital of the Company at March 31, 2013. The outstanding balance at March 31, 2013 and December 31, 2012 was $4.1 million.

On March 12, 2013, the Company completed a private placement offering of $10 million of subordinated indebtedness coupled with warrants to purchase in the aggregate 250,000 shares of Company common stock at a price of $4.00 per share (the “Private Placement”). These securities were offered in denominations of $10,000 per note evidencing the subordinated indebtedness along with a warrant to purchase 250 shares of Company common stock at $4.00 per share. The subordinated indebtedness and warrants were offered to accredited investors by the Company in an offering pursuant to Rule 506 under the Securities Act of 1933. The subordinated indebtedness bears interest at an annual rate of 9.0%. Interest on the subordinated indebtedness has been accruing from the date of issuance and is payable semi-annually, in arrears, on March 31 and September 30 of each year. The subordinated indebtedness is not convertible into shares of common stock, preferred stock or other equity securities of the Company. The subordinated indebtedness is an unsecured subordinated obligation of the Company and will mature on the tenth anniversary from the date of the issuance. At any time on or after the second anniversary of the date of issuance of the subordinated indebtedness, the Company may redeem the subordinated indebtedness, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount of such subordinated indebtedness redeemed, plus accrued and unpaid interest as of and to the date fixed for such redemption, provided, however, that any such redemption will require the prior approval of the Federal Reserve. The warrants will remain outstanding following any such redemption of the subordinated indebtedness, and will have a term of ten years from the date of issuance, whereafter they will expire. Proceeds from the sale of a the subordinated indebtedness with the warrants were allocated to the two elements based on the relative fair values of the subordinated indebtedness without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants was approximately $277,000 and accounted for as paid-in capital at estimated fair value. The remainder of the discount was allocated to the subordinated indebtedness as part of the transaction. The discount will be accreted over the term of the warrants using the interest method. The outstanding balance net of the associated discount was $9.7 million at March 31, 2013.

Note 8.	Other Borrowed Funds

The composition of other borrowed funds is as follows (in thousands):

	March 31, 2013	December 31, 2012
Securities sold under agreements to repurchase	$18,961	$24,842
Mortgage note payable	808	853
	$19,769	$25,695

Securities sold under agreements to repurchase are agreements in which the Bank acquires funds by selling securities to another party under a simultaneous agreement to repurchase the same securities at a specified price and date.  These agreements represent a demand deposit account product to clients that sweep their balances in excess of an agreed upon target amount into overnight repurchase agreements.

In conjunction with the purchase of a building in Burr Ridge, Illinois, a $1.0 million mortgage note was signed on February 28, 2012. The terms of the note require monthly payments at a fixed rate of 6% amortized over a period of 5 years.

At March 31, 2013, future principal payments are as follows (in thousands):

2013	$141
2014	197
2015	210
2016	222
2017	38
$808

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago ("FHLB").  The Bank had $77.1 million and $31.0 million of loans pledged as collateral for FHLB advances as of March 31, 2013 and December 31, 2012, respectively.  There were no advances outstanding at March 31, 2013 and December 31, 2012.

The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $305.5 million and $198.0 million of loans pledged as collateral under these agreements as of March 31, 2013 and December 31, 2012, respectively. There were no borrowings outstanding at March 31, 2013 and December 31, 2012.

Note 9.	Stock Compensation Plans

The Company maintians the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (the "Equity Incentive Plan”) in 2008, which assumed and incorporated previously adopted plans and awards thereunder. The Equity Incentive Plan allows for the granting of awards including stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and cash incentive rewards. This plan was amended in December 2011 to increase the number of shares authorized for delivery by 1,000,000 shares. As a result, under this plan, 2,430,000 shares of Company common stock have been reserved for the granting of awards.

FCB Plainfield and FCB Homer Glen each adopted their own stock incentive plans in January 2009, and Burr Ridge adopted a stock incentive plan in October 2009 (collectively, the "Stock Incentive Plans"). The Stock Incentive Plans allowed for the granting of stock options. Under the FCB Plainfield and FCB Homer Glen plans, 225,000 shares of the adopting entity's common stock were reserved for the granting of awards. Under the Burr Ridge plan, 470,000 shares of Burr Ridge common stock were reserved for the granting of awards.

As of the date of the consolidation, all outstanding awards under the Stock Incentive Plans were canceled, at which time all option holders were granted Company restricted stock units under the Equity Incentive Plan as replacement awards. The fair value of the stock options at the date of the merger agreements was used to determine the number of restricted stock units granted in order to equalize the fair value of the awards before and after the consolidation. As a result, there were no incremental compensation costs to be recognized.

For the Equity Incentive Plan, options are to be granted at the fair value of the stock at the date of the grant and generally vest at 33-1/3% as of the first anniversary of the grant date and an additional 33-1/3% as of each successive anniversary of the grant date. Options must be exercised within 10 years after the date of grant.

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	March 31, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,870,487	$7.83	$681
Granted	—	—
Exercised	—	—
Canceled	(736,583)	—
Expired	—	—
Forfeited	—	—

Outstanding at end of period	1,133,904	$6.99	$—

Exercisable at end of period	1,133,904	$6.99	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on March 31, 2013. The intrinsic value will change when the market value of the Company's stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $5,000 in compensation expense related to the options for the period ended March 31, 2013. At March 31, 2013, there was no further compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at March 31, 2013, is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable

First Community Financial Partners, Inc.
$5.00	378,876	2.7	378,876
$5.53	7,600	1.9	7,600
$6.25	32,600	4.8	32,600
$6.38	10,000	3.1	10,000
$7.50	455,400	4.2	455,400
$8.00	4,000	6.5	4,000
$9.25	245,428	5.1	245,428
	1,133,904		1,133,904

Information pertaining to non-vested options at March 31, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	270,314	$1.84
Granted	—	—
Vested	(5,394)	1.76
Canceled	(264,920)	1.84
Forfeited	—	—
Non-vested shares, end of period	—	$—

The Company also grants restricted stock units to select officers and directors within the organization under the Equity Incentive Plan, which entitle the holder to receive shares of Company common stock in the future, subject to certain terms, conditions and restrictions. Holders of restricted stock units are also entitled to receive additional units equal in value to any dividends paid with respect to the restricted stock units during the vesting period. Compensation expense for the restricted stock units equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period.

In 2012, FCB Plainfield granted 57,850 restricted stock units with a weighted-average grant-date per share fair value of $7.03, which vest over a three-year period. In 2013, as a part of the consolidation, 408,262 restricted stock units were granted with a weighted-average grant-date per share fair value of $3.97, and which vest over a two-year period, as replacement awards for the stock options which were canceled at the consolidation date. In addition, all restricted stock units granted as a part of the canceled FCB Plainfield 2012 Equity Incentive Plan were canceled at the date of consolidation and all holders were paid out in an equivalent amount of cash. The Company recognized compensation expense of $488,000 and $82,000, respectively, for the three months ended March 31, 2013 and 2012, related to the Equity Incentive Plan, which included $385,000 in expense related to the canceled awards. Total unrecognized compensation expense related to restricted stock grants was $493,000 as of March 31, 2013.

The following is a summary of nonvested restricted stock units:

	March 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	301,701	$1.50
Granted	408,262	3.97
Vested	—	—
Canceled	(55,700)	7.03
Forfeited	—	—
Non-vested shares, end of period	654,263	$3.04

Note 10.	Concentrations, Commitments and Contingencies

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

The Company conducts substantially all of its lending activities in Will, Grundy, DuPage, Cook and Kane counties in Illinois and their surrounding communities. Loans granted to businesses are primarily secured by business assets, investment real estate, owner-occupied real estate or personal assets of commercial borrowers. Loans to individuals are primarily secured by personal residences or other personal assets. Since the Company's borrowers and its loan collateral have geographic concentration in its primary market area, the Company could have exposure to declines in the local economy and real estate market. However, management believes that the diversity of its customer base and local economy, its knowledge of the local market, and its proximity to customers limits the risk of exposure to adverse economic conditions.

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

A summary of the Company's commitments is as follows (in thousands):

	March 31, 2013	December 31, 2012
Commitments to extend credit	$94,349	$90,368
Standby letters of credit	11,044	12,600
	$105,393	$102,968

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Company would be entitled to seek recovery from the customer. At March 31, 2013 and December 31, 2012, there was $300,000 recorded as liabilities for the Company's potential obligations under these guarantees.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

Note 11.	Capital and Regulatory Matters

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial results and condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. In addition, the Bank remains subject to certain of the FDIC's de novo bank requirements until the Bank has been chartered for a period longer than seven years. Until October 28, 2015, the Bank is required, among other items, to obtain FDIC approval for any material change to its business plan and to maintain a Tier 1 leverage capital ratio of at least 8%.

On March 21, 2012, FCB Joliet entered into a Memorandum of Understanding with the FDIC and the Illinois Department of Financial and Professional Regulation (the "IDFPR"). This memorandum is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The memorandum documents an understanding among FCB Joliet, the FDIC and the IDFPR, that, among other things, FCB Joliet will have and maintain its Tier 1 capital ratio at a minimum of 8% for the duration of the memorandum, and will maintain its ratio of total capital to risk-weighted assets at a minimum of 12% for the duration of the memorandum.

On April 18, 2012, FCB Homer Glen entered into a Memorandum of Understanding with the FDIC and the IDFPR. This memorandum is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The memorandum documents an understanding among FCB Homer Glen, the FDIC and the IDFPR, that, among other things, FCB Homer Glen will have and maintain its Tier 1 capital ratio at a minimum of 8.5% for the duration of the memorandum, and will maintain its ratio of total capital to risk-weighted assets at a minimum of 12.5% for the duration of the memorandum.

As part of its approval of the consolidation, the FDIC required that the Bank remain subject to these informal regulatory actions instituted at FCB Joliet and FCB Homer Glen.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of March 31, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since March 31, 2013 that management believes have changed the Bank's category. Bank regulators can modify capital requirements as part of their examination process.

The Company's and the Banks' capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total capital (to risk-weighted assets)
Consolidated	$103,832	15.33%	$54,169	8.00%	N/A	N/A
First Community Financial Bank	92,710	13.69%	54,163	8.00%	$67,704	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	81,421	12.02%	27,084	4.00%	N/A	N/A
First Community Financial Bank	91,372	13.50%	27,082	4.00%	40,622	6.00%
Tier I Capital (to average assets)
Consolidated	81,421	9.15%	35,585	4.00%	N/A	N/A
First Community Financial Bank	91,372	10.31%	35,459	4.00%	44,324	5.00%
December 31, 2012
Total capital (to risk-weighted assets)
Consolidated	$99,579	14.46%	55,079	8.00%	N/A	N/A
FCB Joliet	47,428	13.46%	28,181	8.00%	$35,226	10.00%
FCB Plainfield	18,630	16.40%	9,090	8.00%	11,363	10.00%
FCB Homer Glen	9,878	16.57%	4,769	8.00%	5,961	10.00%
Burr Ridge	22,684	13.90%	13,059	8.00%	16,324	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	86,733	12.60%	27,539	4.00%	N/A	N/A
FCB Joliet	42,905	12.18%	14,090	4.00%	21,135	6.00%
FCB Plainfield	17,185	15.12%	4,545	4.00%	6,818	6.00%
FCB Homer Glen	9,112	15.29%	2,385	4.00%	3,577	6.00%
Burr Ridge	20,632	12.64%	6,530	4.00%	9,795	6.00%
Tier I Capital (to average assets)
Consolidated	86,733	9.87%	35,143	4.00%	N/A	N/A
FCB Joliet	42,905	9.04%	18,982	4.00%	23,727	5.00%
FCB Plainfield	17,185	12.06%	5,698	4.00%	7,123	5.00%
FCB Homer Glen	9,112	11.97%	3,044	4.00%	3,805	5.00%
Burr Ridge	20,632	11.12%	7,418	4.00%	9,273	5.00%

Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits, after first deducting their losses (including any accumulated deficit) and provision for loan losses. The payment of dividends by any bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Moreover, the FDIC prohibits the payment of any dividends by a bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the FDIC places restrictions on dividend payments during the first seven years of a new bank's operations, after which time allowing cash dividends to be paid only from net operating income and does not permit dividends to be paid until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. There were no common share dividends paid during the three months ending ending March 31, 2013 and December 31, 2012 by the Company or the Bank.

Note 12.	Fair Value Measurements

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

Derivatives: The Bank provides clients with interest rate swap transactions and offset the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level 2. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

March 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
U.S. government federal agency	$1,001	—	$1,001	—
Government sponsored enterprises	25,729	—	25,729	—
Residential collateralized mortgage obligations	18,320	—	18,320	—
Residential mortgage backed securities	7,122	—	7,122	—
Corporate securities	12,725	—	12,725	—
State and political subdivisions	39,406	—	36,661	2,745
Derivative financial instruments	603	—	603	—
Financial Liabilities
Derivative financial instruments	603	—	603	—

December 31, 2012
Financial Assets
Securities Available for Sale:
U.S. government federal agency	$1,002	—	$1,002	—
Government sponsored enterprises	25,790	—	25,790	—
Residential collateralized mortgage obligations	20,344	—	20,344	—
Residential mortgage backed securities	7,716	—	7,716	—
Corporate securities	12,721	—	12,721	—
State and political subdivisions	41,388	700	36,406	4,282
Derivative financial instruments	658	—	658	—
Financial Liabilities
Derivative financial instruments	658	—	658	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company's state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond's coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2012	$4,282
Total gains or losses (realized/unrealized) included in other comprehensive income	42
Included in earnings	—
Purchases	—
Paydowns and maturities	(1,579)
Transfers in and/or out of Level 3	—
Ending balance, March 31, 2013	$2,745

Beginning balance, December 31, 2011	$3,060
Total gains or losses (realized/unrealized) included in other comprehensive income	(6)
Included in earnings	—
Purchases
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, March 31, 2012	$3,054

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

March 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans	$41,698	—	—	$41,698
Foreclosed assets	3,419	—	—	3,419

December 31, 2012
Financial Assets
Impaired loans	$38,906	—	—	$38,906
Foreclosed assets	3,419	—	—	3,419

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
Impaired loans	$42,613	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	3,419	Appraisal of Collateral	Selling costs	10.00%

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

As of March 31, 2013 and December 31, 2012, approximately $20.0 million or 51% and $23.5 million, or 58%, of impaired loans were evaluated for impairment using appraisals performed within the last twelve month period, respectively.

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

The estimated fair values of the Company's financial instruments are as follows as of March 31, 2013 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$17,549	$17,549	$17,549	$—	$—
Interest-bearing deposits in banks	91,690	91,690	91,690	—	—
Securities available for sale	104,303	104,303	—	101,558	2,745
Nonmarketable equity securities	967	967	—	—	967
Loans, net	621,423	625,392	—	—	625,392
Accrued interest receivable	2,337	2,337	2,337	—	—
Derivative financial instruments	603	603	—	603	—
Financial liabilities:
Non-interest bearing deposits	107,841	107,841	107,841	—	—
Interest-bearing deposits	640,005	641,361	258,721	—	382,640
Subordinated debt	13,783	13,699	—	—	13,699
Other borrowed funds	19,769	19,769	19,769	—	—
Accrued interest payable	679	679	679	—	—
Derivative financial instruments	603	603	—	603	—

The estimated fair values of the Company's financial instruments are as follows as of December 31, 2012 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$14,933	$14,933	$14,933	$—	$—
Interest-bearing deposits in banks	132,152	132,152	132,152	—	—
Securities available for sale	108,961	108,961	700	103,979	4,282
Nonmarketable equity securities	967	967	—	—	967
Loans, net	614,236	620,085	—	—	620,085
Accrued interest receivable	2,303	2,303	2,303	—	—
Derivative financial instruments	658	658	—	658	—
Financial liabilities:
Non-interest bearing deposits	114,116	114,116	114,116	—	—
Interest-bearing deposits	666,546	667,809	269,852	—	397,957
Subordinated debt	4,060	3,951	—	—	3,951
Other borrowed funds	25,695	25,695	25,695	—	—
Accrued interest payable	944	944	944	—	—
Derivative financial instruments	658	658	—	658	—

Note 13.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offset the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of March 31, 2013 and December 31, 2012, there were $7.5 million outstanding notional values of swaps where the Bank receives a fixed rate of interest and the client receives a floating rate of interest. This is offset with counterparty contracts where the Bank pays a fixed rate and receives a floating rate of interest. The net estimated fair value of interest rate swaps was immaterial as of March 31, 2013 and December 31, 2012. The Banks did not record income directly pertaining to interest rate swaps during the three months ended March 31, 2013 and 2012.

Note 14.	Preferred Stock

In December 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Treasury (“Treasury”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with Treasury, pursuant to which the Company (i) sold to Treasury 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), at $1,000 per share, or $22 million in the aggregate, and (ii) issued to Treasury warrants to purchase Fixed Rate Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), with a liquidation amount equal to 5% of the Treasury's investment in Series B Preferred Stock or $1.1 million.  The warrants were immediately exercised for 1,100 shares of Series C Preferred Stock and are being accreted over an estimated life of five years. The Series B Preferred Stock and the Series C Preferred Stock qualify as Tier 1 capital.

On July 23, 2012, Treasury announced its intentions to auction the Series B Preferred Stock and Series C Preferred Stock. On July 26, 2012, Treasury announced that all of First Community's 1,100 shares of Series C Preferred Stock were priced and sold to one or more third parties at $661.50 per share, for an aggregate total of $727,650. Treasury did not proceed with the sale of Series B Preferred Stock in First Community due to the fact that Treasury did not receive sufficient bids above the minimum bid price in accordance with the auction procedures. The book value of the Series C Preferred Stock was $727,000 at March 31, 2013 and dividends are paid quarterly at an annual rate of 9.0%.

On September 10, 2012, Treasury announced its intentions to again auction the Series B Preferred Stock. On September 13, 2012, Treasury announced that all 22,000 shares of Series B Preferred Stock were priced and sold to one or more third parties at $652.50 per share, for an aggregate total of $14.4 million.  Dividends are paid quarterly at an annual rate of 5.0% until February 15, 2015, at which time the annual rate will increase to 9.0%. None of the remaining shares of outstanding Series B Preferred Stock or Series C Preferred Stock are held by Treasury.

On November 21, 2012, First Community entered into a TARP Securities Purchase Option Agreement, dated as of November 8, 2012, with certain of the current holders of the Series B Preferred Stock. Pursuant to the TARP Securities Option Agreement, First Community has the option, but is not required, to redeem from such certain holders their shares of Series B Preferred Stock at a discount. $16,824,000 face amount, or 16,824 shares, of Series B preferred stock are subject to the discount option. The TARP Securities Purchase Option Agreement provides that First Community can achieve a discount upon redemption between 18.5% and 31% from the $1,000 per share face value of the Series B Preferred Stock if such shares are redeemed, in whole or in part, before September 13, 2014. The available percentage discount is 31% through March 13, 2013, 27.139% from March 14, 2013 through September 12, 2013, 23% from September 13, 2013 through March 13, 2014, and 18.5% from March 14, 2014 through September 13, 2014. If any shares subject to the TARP Securities Purchase Option Agreement are redeemed following September 13, 2014, the agreement does not provide for a discount.

The Series C Preferred Stock may not be redeemed until all Series B Preferred Stock has been redeemed.  All redemptions are subject to the approval of the Company's federal banking regulatory agency.

On March 12, 2013, the Company repurchased 9,500 shares, or $9.5 million, of its Series B Preferred Stock at $690.00 per share. The total cost of redeeming these shares was approximately $6.6 million which included accrued and unpaid dividends earned on the shares through the date of repurchase. A gain on retirement of preferred stock of $2.9 million was recorded through accumulated deficit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This report may contain certain forward-looking statements, such as discussions of the Company's pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. “Risk Factors” and other sections of the Company's December 31, 2012 Annual Report on Form 10-K and the Company's other filings with the SEC, and other risks and uncertainties, including changes in interest rates, general economic conditions and those in the Company's market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of Treasury and the Board of Governors of the Federal Reserve System, the Company's success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
Overview

First Community, an Illinois corporation, is the holding company for First Community Financial Bank. Through the Bank, we provide a full range of financial services to individuals and corporate clients.

The Bank has banking centers located at 2801 Black Road, Joliet, Illinois, 24 West Gartner Road, Suite 104, Naperville, Illinois, 25407 South Bell Road, Channahon, Illinois, 14150 South U.S. Route 30, Plainfield, Illinois, 13901 South Bell Road, Homer Glen, Illinois, and 7020 South County Line Road, Burr Ridge, Illinois.

Through these banking centers the Bank offers a full range of deposit products and services, as well as credit and operational services. Depository services include: Individual Retirement Accounts (IRAs), tax depository and payment services, automatic transfers, bank by mail, direct deposits, money market accounts, savings accounts, and various forms and terms of certificates of deposit (CDs), both fixed and variable rate. The Bank attracts deposits through advertising and by pricing depository services competitively. Credit services include: commercial and industrial loans, real estate construction and land development loans, conventional and adjustable rate real estate loans secured by residential properties, real estate loans secured by commercial properties, customer loans for items such as home improvements, vehicles, boats and education offered on installment and single payment bases, as well as government guaranteed loans including Small Business Administration ("SBA") loans, and letters of credit. Bank operation services include: cashier's checks, traveler's checks, collections, currency and coin processing, wire transfer services, deposit bag rentals, and stop payments. Other services include servicing of secondary market real estate loans, notary services, photocopying, faxing and signature guarantees. The Bank does not offer trust services at this time.
Results of Operations

Overview

Highlighted operational data includes:

•	Return on average assets was 0.49% for the first quarter of 2013, compared with 0.22% for the fourth quarter 2012.

•	Return on average common equity for the first quarter of 2013 was 4.93%, compared with 2.25% for the fourth quarter of 2012.

•	Book value per common share increased $0.16 to $4.30 per common share at March 31, 2013, compared to $4.14 at December 31, 2012.

•	Non-performing loans to total loans increased to 4.85% at March 31, 2013, compared with 4.39% at December 31, 2012.

•	The provision for loan losses decreased to $1.2 million for the first quarter 2013 from $1.5 million for the fourth quarter 2012.

•	The total risk-based capital ratio increased to 15.33% at March 31, 2013, compared with 14.46% at December 31, 2012, reflecting a strengthened capital position.

•	Loans grew by $6.2 million during the first quarter 2013.

The Company had net income of $1.4 million and net income available to common stockholders of $1.1 million for the three months ended March 31, 2013, compared to a net income of $187,000 and a net loss available to common stockholders of $167,000 for the same period in 2012.  The increase in net income was primarily due to a lower provision for loan losses of $1.2 million for the three months ended March 31, 2013, as compared to $2.4 million for the same period in 2012, as a result of improved asset quality. See the "Allowance for Loan Losses" section below for further analysis. Net interest income was $7.4 million for the three months ended March 31, 2013, a decrease of $362,000, or 4.68%, from $7.7 million for the comparable period in 2012, primarily related to the decrease in interest income on loans.  There was a decrease in yields on earning assets of 0.57% from the three months ended March 31, 2012 to 2013, which was the result of loans repricing at lower rates in line with the current market. This was partially offset by a 0.48% decrease in yields on interest bearing liabilities as well as a decrease in interest bearing liabilities of $23.7 million for the three months ended March 31, 2012 to 2013, as a result of the roll off of higher priced CDs along with the repricing of others at lower market rates.  See "Net Interest Income" section below for further analysis.

Net Interest Income
Net interest income is the largest component of our income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, interest-bearing deposits in other banks, investment securities, and federal funds sold. Our interest-bearing liabilities include deposits, advances from the FHLB, subordinated debentures, repurchase agreements and other short-term borrowings.
The following table reflects the components of net interest income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$638,760	$8,387	5.25%	$678,725	$9,721	5.73%
Investment securities (2)	106,930	426	1.59%	90,632	360	1.59%
Federal funds sold	16,916	11	0.26%	18,224	15	0.33%
Interest-bearing deposits with other banks	94,688	66	0.28%	71,544	48	0.27%
Total earning assets	$857,294	$8,890	4.15%	$859,125	$10,144	4.72%

Other assets	32,326			25,482
Total assets	$889,620			$884,607

Liabilities
NOW accounts	$69,552	$47	0.27%	$62,566	$61	0.39%
Money market accounts	161,986	138	0.34%	161,019	156	0.39%
Savings accounts	25,526	15	0.24%	22,697	18	0.32%
Time deposits	392,328	1,170	1.19%	430,836	2,084	1.93%
Total Interest Bearing Deposits	649,392	1,370	0.84%	677,118	2,319	1.37%
Securities sold under agreements to repurchase	23,198	7	0.12%	21,837	6	0.11%
Mortgage payable	827	13	6.29%	358	5	5.59%
Subordinated debentures	6,270	129	8.23%	4,060	81	7.98%
Total Interest Bearing Liabilities	679,687	1,519	0.89%	703,373	2,411	1.37%
Noninterest bearing deposits	117,466			90,733
Other liabilities	4,915			4,729
Total Liabilities	$802,068			$798,835

Total Shareholders' Equity	$87,552			$85,772

Total Liabilities and Equity	$889,620			$884,607

Interest Rate Spread			3.26%			3.35%
Net Interest Income		$7,371			$7,733
Net Interest Margin			3.44%			3.60%

(1)	Average loans include non-performing loans.
(2)    No tax-equivalent adjustments were made, as the effect thereof was not material.

Net interest income was $7.4 million for the three months ended March 31, 2013, a decrease of $362,000, or 4.7%, from $7.7 million for the prior year. The net interest margin was 3.44% for this period in 2013 and 3.60% for 2012. The net interest income and margin decrease from the prior year was due to a decrease in our loan yields partially offset by an improvement in our average cost of funds as a result of an improved deposit mix and downward repricing of interest bearing deposits. Interest expense improved in 2013 as certificates of deposits were either not renewed or repriced at lower rates.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the periods noted (dollars in thousands):

	Three Months Ended March 31,
	2013 Compared to 2012
	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$(571)	$(804)	$41	$(1,334)
Investment securities	65	1	—	66
Federal funds sold	(1)	(3)	—	(4)
Interest-bearing deposits with other banks	15	2	1	18
Total interest income	(492)	(804)	42	(1,254)

Interest expense
NOW accounts	$7	$(19)	$(2)	$(14)
Money market accounts	1	(19)	—	(18)
Savings accounts	2	(5)	—	(3)
Time deposits	(188)	(792)	66	(914)
Securities sold under agreements to repurchase	—	1	—	1
Federal Home Loan Bank advances	6	1	1	8
Subordinated debentures	45	2	1	48
Total interest expense	$(127)	$(831)	$66	$(892)

Change in net interest income	$(365)	$27	$(24)	$(362)

Provision for Loan Losses
The provision for loan losses was $1.2 million for the three months ended March 31, 2013, compared to $2.4 million for the same period in 2012. Net charge-offs increased to $2.2 million for the three months ended March 31, 2013 compared to $1.1 million for the same period in 2012. The increase was due to tax planning prior to the consolidation of the Banks. Loans past due 30 to 90 days and still accruing increased by $5.9 million, from $3.8 million at December 31, 2012 to $9.7 million at March 31, 2013. We noted some increase in non-performing loans as there was an increase of $3.2 million, or 11.34% during the first three months of 2013.

Non-interest Income

Non-interest income for the three-month period ended March 31, 2013 increased from the same period in 2012. Increases in loan sale and mortgage fee income contributed to higher non-interest income in 2013. In 2013, the Bank explored options with the SBA and was able to generate additional income related to loan sales with them. In addition, the mortgage operation which started in late 2011 increased volumes significantly during 2012 and 2013 which also helped to generate fee income. The following table sets forth the components of non-interest income for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2013	2012
Service charges on deposit accounts	$82	$98
Gain on sale of loans	265	184
(Loss) on sale of foreclosed assets, net	—	(5)
Mortgage fee income	107	53
Other	83	71
Total non-interest income	$537	$401

Non-interest Expense

Non-interest expense increased only slightly for the three-month period ended March 31, 2013 compared to the same period in 2012. The following table sets forth the components of non-interest expense for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2013	2012
Salaries and employee benefits	$2,487	$2,551
Occupancy and equipment expense	571	591
Data processing	305	306
Professional fees	354	303
Advertising and business development	153	106
Loan workout	7	56
Foreclosed assets, net of rental income	79	292
Other expense	1,238	915
Total non-interest expense	$5,194	$5,120
Income Taxes

Prior to the consolidation, the Company filed four tax returns, one consolidated return for the parent and FCB Joliet and one for each other banking subsidiary. Because of multiple returns, we separately calculated income tax expense, established deferred tax assets and determined valuation allowances.   Subsequent to the consolidation, the Company now calculates income tax expense on a consolidated basis.

Since 2008, we have maintained either a full or partial valuation allowance on deferred tax assets because we concluded that, based upon the weight of all available evidence, it was “more likely than not” that not all of the deferred tax assets would be realized.

The Company had an income tax expense of $34,000 for the first quarter of 2013 compared with $171,000 for the same period in 2012. The income tax expense was related to the income taxes for Burr Ridge which showed taxable income and no longer had a valuation allowance against its net deferred tax asset prior to the merger. The decline in income taxes for the first quarter of 2013 compared to the same period in 2012 is a result of the new tax structure and the net operating losses of the consolidated entity, while prior year tax expenses related to the individual Banks and reflected their differing tax positions.

Financial Condition
Our assets totaled $867.5 million and $902.6 million at March 31, 2013 and December 31, 2012, respectively. Total loans at March 31, 2013 and December 31, 2012 were $643.6 million and $637.4 million, respectively. Total deposits were $747.8 million and $780.7 million at March 31, 2013 and December 31, 2012, respectively. We continue to see decreases in certificate of deposit accounts as we have continued to lower our rates in an effort to lower our overall cost of funding. The decrease in total assets was primarily due to decreases in cash on hand related to decreases in deposits from year-end. Borrowed funds, consisting of securities sold under agreements to repurchase and a mortgage note payable, totaled $19.8 million and $25.7 million at March 31, 2013 and December 31, 2012, respectively. The decrease in other borrowed funds during 2013 relates to decreases in securities sold under agreements to repurchase during the quarter as a one of our larger municipal clients decreased its balances in these accounts. In addition, $10 million in subordinated debt was raised during the period ended March 31, 2013.
Total shareholders’ equity was $82.8 million and $87.9 million at March 31, 2013 and December 31, 2012, respectively.
Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$27,558	4%	$30,494	5%	$42,856	7%
Farmland and Agricultural Production	6,773	1%	7,211	1%	10,140	2%
Residential 1-4 Family	79,224	12%	77,567	12%	80,700	12%
Commercial Real Estate	369,695	58%	366,901	58%	367,636	56%
Commercial	147,019	23%	140,895	22%	142,040	22%
Consumer and other	13,345	2%	14,361	2%	5,030	1%
Total Loans	$643,614	100%	$637,429	100%	$648,402	100%
 Total loans increased by $6.2 million during the three months ended March 31, 2013. This change was the result of new loans made during the first quarter of 2013. There were approximately $31.2 million in nonperforming loans at March 31, 2013 which is up from $27.9 million at December 31, 2012.
Allowance for Loan Losses
Management reviews the level of the allowance for loan losses on a quarterly basis. The methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The specific component relates to loans that are impaired. For such loans that are classified as impaired, an allowance is established when the collateral value, discounted cash flows or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include local economic trends, concentrations, management experience, and other elements of the Company's lending operations.

At March 31, 2013 and December 31, 2012, the allowance for loan losses was $21.9 million and $22.9 million, respectively, with a resulting allowance to total loans ratio of 3.41% and 3.59%. Net charge-offs amounted to $2.2 million for the three months ended March 31, 2013, compared to $1.1 million for the same period in 2012. Charge-offs and recoveries for each major loan category are shown in the table below:

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012
Balance at beginning of period	$22,878	$26,991
Charge-offs:
Construction and Land Development	1,179	3
Farmland and Agricultural Production	—	—
Residential 1-4 Family	222	165
Commercial Real Estate	712	313
Commercial	690	710
Consumer and other	218	—
Total charge-offs	$3,021	$1,191
Recoveries:
Construction and Land Development	679	3
Farmland and Agricultural Production	—	—
Residential 1-4 Family	34	10
Commercial Real Estate	18	7
Commercial	103	116
Consumer and other	8	2
Total recoveries	$842	$138
Net charge-offs (recoveries)	2,179	1,053
Provision for loan losses	1,232	2,385
Allowance for loan losses at end of period	$21,931	$28,323
Selected loan quality ratios:
Net charge-offs to average loans (annualized)	1.36%	0.62%
Allowance to total loans	3.41%	4.25%
Allowance to nonperforming loans	70.25%	72.65%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended
	March 31, 2013		March 31, 2012
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans

Construction and Land Development	$3,206	4%	$6,754	6%
Farmland and Agricultural Production	355	1%	1,723	2%
Residential 1-4 Family	2,223	12%	2,443	13%
Commercial Real Estate	12,163	58%	13,105	55%
Commercial	3,826	23%	3,950	21%
Consumer and other	158	2%	348	3%
Total	$21,931	100%	$28,323	100%

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
Impaired loans were $42.6 million and $40.2 million at March 31, 2013 and December 31, 2012, respectively. Included in impaired loans at March 31, 2013 were $1.7 million in loans with valuation allowances totaling $915,000, and $41.6 million in loans without a valuation allowance. Included in impaired loans at December 31, 2012 were $5.0 million in loans with valuation allowances totaling $1.3 million, and $35.2 million in loans without a valuation allowance. During the first quarter of 2013, impaired loans increased due to the deterioration in credit quality related to three specific relationships which were moved to non accrual during the period.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing as of:

	March 31, 2013	December 31, 2012	March 31, 2012
Total non-accrual loans	$31,109	$27,941	$38,985
Accruing loans delinquent 90 days or more	109	—	—
Total non-performing loans	31,218	27,941	38,985
Troubled debt restructures accruing	11,504	12,817	3,780

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of March 31, 2013 and December 31, 2012 were approximately $17.3 million and $15.1 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under U.S. GAAP.
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

The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	As of
	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government federal agency	$1,000	$1,001	$1,001	$1,002
Government sponsored enterprises	25,508	25,729	25,544	25,790
Residential collateralized mortgage obligations	17,983	18,320	20,018	20,344
Residential mortgage backed securities	6,920	7,122	7,486	7,716
Corporate securities	12,516	12,725	12,520	12,721
State and political subdivisions	38,182	39,406	40,190	41,388
	$102,109	$104,303	$106,759	$108,961
Securities with a fair value of $41.9 million and $47.1 million were pledged as collateral on public funds, securities sold under agreements and for other purposes as required or permitted by law as of March 31, 2013 and December 31, 2012, respectively.

Deposits

Deposits, which include noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits, are the primary source of the Company’s funds. The Company offers a variety of products designed to attract and retain customers, with a primary focus on building and expanding relationships. The Company continues to focus on establishing comprehensive relationships with business borrowers, seeking deposits as well as lending relationships.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$107,841	14.42%	$114,116	14.62%
NOW and money market accounts	233,627	31.24%	244,441	31.31%
Savings	25,094	3.36%	25,411	3.26%
Time deposit certificates, $100,000 or more	241,801	32.33%	254,268	32.57%
Other time deposit certificates	139,483	18.65%	142,426	18.24%
Total	$747,846	100.00%	$780,662	100.00%

Total deposits decreased $32.8 million to $747.8 million at March 31, 2013, from $780.7 million at December 31, 2012. The decreases related to the following: (i) a commercial client removing deposits, which were deposited temporarily upon the sale of a business, of approximately $26.0 million during the first three months of 2013, (ii) the decrease in time deposit certificates of $15.4 million as we continued to lower our time deposit rates and focus on core funding sources, and (iii) the repurchase of our Series B Preferred Stock totaling $6.5 million.

Liquidity and Capital Resources

Our goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. Our Board of Directors has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a "well-capitalized" balance sheet, and adequate levels of liquidity. This policy designates the Bank's Asset/Liability Committee ("ALCO") as the body responsible for meeting these objectives. The ALCO, which includes members of management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

Overall deposit levels are monitored on a constant basis as are liquidity policy levels. Primary sources of liquidity include cash and due from banks, short-term investments such as federal funds sold, securities sold under agreements to repurchase, and our investment portfolio, which can also be used as collateral on public funds. Alternative sources of funds include unsecured federal funds lines of credit through correspondent banks, brokered deposits, and FHLB advances. The Bank has established contingency plans in the event of extraordinary fluctuations in cash resources.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	March 31, 2013	December 31, 2012
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$23,198	$23,993
Outstanding at end of period	18,961	24,842
Maximum month-end outstanding	$22,168	$31,303
Rate:
Weighted average interest rate during the year	0.12%	0.33%
Weighted average interest rate at end of the period	0.13%	0.14%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial results and condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of March 31, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since March 31, 2013 that management believes have changed the Bank's category. Bank regulators can modify capital requirements as part of their examination process.

The Company's capital amounts and ratios as of the dates noted are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total Capital (to risk-weighted assets)	$103,832	15.33%	$54,169	8.00%	N/A	N/A
Tier I Capital (to risk-weighted assets)	81,421	12.02%	27,084	4.00%	N/A	N/A
Tier I Capital (to average assets)	81,421	9.15%	35,585	4.00%	N/A	N/A

December 31, 2012
Total Capital (to risk-weighted assets)	$99,579	14.46%	$55,079	8.00%	N/A	N/A
Tier I Capital (to risk-weighted assets)	86,733	12.60%	27,539	4.00%	N/A	N/A
Tier I Capital (to average assets)	86,733	9.87%	35,143	4.00%	N/A	N/A

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
Our off-balance sheet arrangements and contractual obligations are summarized in the table that follows for the periods noted.

	March 31, 2013	December 31, 2012
Commitments to extend credit	$94,349	$90,368
Standby letters of credit	11,044	12,600
	$105,393	$102,968

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
The Company has adopted the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The adoption of this standard did not have a significant impact on the Company and there are no uncertain tax positions as of March 31, 2013 and December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2013, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report on that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors
Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6. Exhibits
See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

Date: May 15, 2013	/s/ Roy C. Thygesen
Roy C. Thygesen
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	/s/ Glen L. Stiteley
Glen L. Stiteley
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Roy C. Thygesen (incorporated herein by reference to Exhibit 10.1 to First Community Financial Partners, Inc.'s Form 8-K filed March 13, 2013).

10.2
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Patrick J. Roe (incorporated herein by reference to Exhibit 10.2 to First Community Financial Partners, Inc.'s Form 8-K filed March 13, 2013).

10.3
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Glen L. Stiteley (incorporated herein by reference to Exhibit 10.3 to First Community Financial Partners, Inc.'s Form 8-K filed March 13, 2013).

10.4
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Donn P. Domico (incorporated herein by reference to Exhibit 10.4 to First Community Financial Partners, Inc.'s Form 8-K filed March 13, 2013).

10.5
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Steven Randich (incorporated herein by reference to Exhibit 10.4 to First Community Financial Partners, Inc.'s Form 8-K filed March 13, 2013).

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and March 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2013 and March 31, 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012; and (vi) Notes to Consolidated Financial Statements.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.