Form 10-Q
period 2013-06-30
First Community Financial Partners, Inc.
filed 2013-08-13
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

333-185041
333-185043
333-185044
Commission file number

FIRST COMMUNITY FINANCIAL PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Illinois	20-4718752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 Black Road, Joliet, IL	60435
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (815) 725-0123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

There were outstanding 16,155,938 shares of the Registrant’s common stock as of August 6, 2013.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-Q

June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
Assets	(in thousands, except share data)(Unaudited)
Cash and due from banks	$13,731	$14,933
Interest-bearing deposits in banks	49,583	132,152
Securities available for sale	115,303	108,961
Nonmarketable equity securities	967	967
Loans, net of allowance for loan losses of $20,634 in 2013; $22,878 in 2012	627,447	614,236
Premises and equipment, net	16,865	16,990
Foreclosed assets	2,585	3,419
Cash surrender value of life insurance	4,440	4,366
Accrued interest receivable and other assets	6,187	6,576
Total assets	$837,108	$902,600

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$108,815	$114,116
Interest-bearing	599,597	666,546
Total deposits	708,412	780,662

Other borrowed funds	28,536	25,695
Subordinated debt	13,791	4,060
Accrued interest payable and other liabilities	3,613	4,252
Total liabilities	754,352	814,669

Commitments and Contingencies (Note 10)

First Community Financial Partners, Inc. Shareholders’ Equity
Preferred stock, Series A, non-cumulative convertible, $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2013 and at December 31, 2012	—	—
Preferred stock, Series B, 5% cumulative perpetual, $1.00 par value; 22,000 shares authorized; 12,500 shares issued and outstanding at June 30, 2013 and 22,000 shares issued and outstanding at December 30, 2012	12,500	22,000
Preferred stock, Series C, 9% cumulative perpetual, $1.00 par value; 1,100 shares authorized; 1,100 issued and outstanding at June 30, 2013 and at December 31, 2012	781	672
Common stock, $1.00 par value; 60,000,000 shares authorized; 16,175,938 issued and 16,155,938 outstanding at June 30, 2013 and 12,175,401 issued and outstanding at December 31, 2012	16,176	12,175
Additional paid-in capital	81,148	70,113
Accumulated deficit	(28,428)	(33,019)
Accumulated other comprehensive income	639	1,198
Treasury stock, at cost; 20,000 shares	(60)	—
Total First Community Financial Partners, Inc. shareholders' equity	82,756	73,139
Non-controlling interest	—	14,792
Total shareholders' equity	82,756	87,931
Total liabilities and shareholders' equity	$837,108	$902,600

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income:	(in thousands, except share data)(Unaudited)
Loans, including fees	$8,099	$9,212	$16,487	$18,933
Securities	444	421	870	778
Federal funds sold and other	52	68	128	134
Total interest income	8,595	9,701	17,485	19,845
Interest expense:
Deposits	1,241	2,040	2,611	4,359
Federal funds purchased, other borrowed funds and subordinated debt	334	105	483	198
Total interest expense	1,575	2,145	3,094	4,557
Net interest income	7,020	7,556	14,391	15,288
Provision for loan losses	1,468	2,048	2,700	4,433
Net interest income after provision for loan losses	5,552	5,508	11,691	10,855
Noninterest income:
Service charges on deposit accounts	95	113	177	210
Gain on sale of loans	—	15	265	200
Loss on foreclosed assets, net	(196)	(78)	(196)	(112)
Mortgage fee income	107	75	214	128
Other	(33)	196	50	335
	(27)	321	510	761
Noninterest expenses:
Salaries and employee benefits	2,701	2,515	5,188	5,067
Occupancy and equipment expense	520	585	1,091	1,176
Data processing	221	299	527	604
Professional fees	350	545	704	848
Advertising and business development	128	117	281	220
Loan workout	37	38	44	95
Foreclosed assets, net of rental income	62	171	141	476
Other expense	703	1,116	1,940	2,058
	4,722	5,386	9,916	10,544
Income before income taxes and non-controlling interest	803	443	2,285	1,072
Income taxes	—	172	34	343
Income before non-controlling interest	803	271	2,251	729
Net income attributable to non-controlling interest	—	343	54	614
Net income (loss) applicable to First Community Financial Partners, Inc.	803	(72)	2,197	115
Dividends and accretion on preferred shares	236	355	551	709
Net income (loss) applicable to common shareholders	$567	$(427)	$1,646	$(594)

Common share data
Basic earnings (loss) per common share	$0.04	$(0.04)	$0.11	$(0.05)
Diluted earnings (loss) per common share	0.03	(0.04)	0.11	(0.05)

Weighted average common shares outstanding for basic earnings per common share	16,155,938	12,036,754	14,586,664	12,036,578
Weighted average common shares outstanding for diluted earnings per common share	16,299,591	12,036,754	14,707,890	12,036,578

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Amounts in thousands)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income (loss)	$803	$(72)	$2,197	$115

Unrealized holding gains on investment securities	(1,146)	284	(1,154)	506
Tax effect of unrealized holding gains and losses on investment securities	447	(80)	447	(162)
Reclassification adjustments for gains included in net income, net of tax	—	—	—	—
Other comprehensive (loss) income, net of tax	(699)	204	(707)	344

Comprehensive income	$104	$132	$1,490	$459

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2013 and 2012

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total

	(in thousands, except share data)
Balance, December 31, 2011	—	$22,000	$452	$12,036	$69,728	$(33,123)	$673	$—	$13,468	$85,234
Net income	—	—	—	—	—	115	—	—	614	729
Other comprehensive income, net of tax	—	—	—	—	—	—	344	—	20	364
Issuance of 16,000 shares of common stock for restricted stock awards and amortization	—	—	—	16	8	—	—	—	—	24
Discount accretion on preferred shares	—	—	109	—	—	(109)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(600)	—	—	—	(600)
Stock based compensation expense	—	—	—	—	310	—	—	—	92	402
Balance, June 30, 2012	—	22,000	561	12,052	70,046	(33,717)	1,017	—	14,194	86,153

Balance, December 31, 2012	—	22,000	672	12,175	70,113	(33,019)	1,198	—	14,792	87,931
Net income	—	—	—	—	—	2,197	—	—	54	2,251
Other comprehensive income, net of tax	—	—	—	—	—	—	(707)	—	(1)	(708)
Repurchase of preferred shares	—	(9,500)	—	—	—	2,945	—	—	—	(6,555)
Repurchase of common shares	—	—	—	—	—	—	—	(60)	—	(60)
Issuance of 4,000,537 shares of common stock and repurchase of minority interest	—	—		4,001	10,190	—	148	—	(14,836)	(497)
Issuance of 250,000 warrants	—	—	—	—	277	—	—	—	—	277
Discount accretion on preferred shares	—	—	109	—	—	(109)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(442)	—	—	—	(442)
Stock based compensation expense	—	—	—	—	568	—	—	—	(9)	559
Balance, June 30, 2013	—	$12,500	$781	$16,176	$81,148	$(28,428)	$639	$(60)	$—	$82,756

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Six months ended June 30,
	2013	2012
	(in thousands)(Unaudited)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$2,197	$115
Net income attributable to non-controlling interest	54	614
Net income before non-controlling interest	2,251	729
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	321	392
Provision for loan losses	2,700	4,433
Loss on sale of foreclosed assets, net	57	83
Writedown of foreclosed assets	139	29
Net amortization of deferred loan costs	(97)	28
Depreciation and amortization of premises and equipment	588	511
Warrant accretion	8	—
Increase in cash surrender value of life insurance	(74)	(73)
Deferred income taxes	(131)	261
Proceeds of sale of loans	7,396	4,075
Gain on sale of loans	(265)	(200)
Increase in accrued interest receivable and other assets	966	618
(Increase) decrease in accrued interest payable and other liabilities	(639)	79
Restricted stock compensation expense	565	260
Stock option compensation expense	5	166
Net cash provided by operating activities	13,790	11,391
Cash Flows From Investing Activities:
Net change in federal funds sold	—	3,862
Net change in interest-bearing deposits in banks	82,569	4,994
Activity in available for sale securities:
Purchases	(16,913)	(36,049)
Maturities, prepayments and calls	9,096	6,027
Net decrease (increase) in loans	(23,410)	24,414
Purchases of premises and equipment	(463)	(7,399)
Proceeds from sale of foreclosed assets	1,043	2,298
Net cash provided by (used in) investing activities	51,922	(1,862)
Cash Flows From Financing Activities:
Net (decrease) in deposits	(72,250)	(19,602)
Proceeds from issuance of subordinated debt	10,000	—
Cash paid on cancellation of restricted shares	(508)	—
Net increase in other borrowings	2,841	4,949
Dividends paid on preferred shares	(442)	(600)
Repayment of preferred shares	(6,555)	—
Net cash (used in) financing activities	(66,914)	(15,253)
Net change in cash and due from banks	(1,202)	(5,724)
Cash and due from banks:
Beginning	14,933	24,144
Ending	$13,731	$18,420

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$3,170	$4,633
Cash payments for income taxes	131	379
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	405	2,808
Issuance of warrants	277	—
Acquisition of treasury in partial settlement of loans	60	—

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Basis of Presentation

These are the unaudited consolidated financial statements of First Community Financial Partners, Inc. (the “Company” or “First Community”), and its subsidiaries, including its wholly owned bank subsidiary, First Community Financial Bank (the “Bank”), based in Plainfield, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements filed on Form 10-K.

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

Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income or shareholders’ equity.

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

On August 27, 2012, the Company and the Banks (as defined below) executed Agreements and Plans of Merger to effect a consolidation of banking charters. The consolidation resulted in the merger of First Community Bank of Joliet (“FCB Joliet”), First Community Bank of Plainfield (“FCB Plainfield”), First Community Bank of Homer Glen & Lockport (“FCB Homer Glen”) and Burr Ridge Bank and Trust (“Burr Ridge”, and collectively with FCB Joliet, FCB Plainfield and Homer Glen, the “Banks”) into one Illinois chartered banking institution wholly owned by the Company.

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

The consolidation was accounted for as a purchase of noncontrolling interests among entities under common control for accounting and financial reporting purposes. Accordingly, First Community’s noncontrolling interests were reclassified to shareholders’ equity and all assets and liabilities were recorded at historical cost.

The following summary pro forma results of operations for the six months ended June 30, 2013 and 2012 give effect to the consolidation as if it occurred on January 1, 2012. The pro forma condensed combined consolidated financial information is presented for illustrative purposes only and does not necessarily indicate the operating results of the combined companies had they actually been merged on January 1, 2012.

	Pro Forma		Pro Forma
(in thousands, except share data)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012

Summary Results of Operations
Interest income	$8,595	$9,701	$17,485	$19,845
Interest expense	1,575	2,296	3,277	5,021
Net interest income	7,020	7,405	14,208	14,824
Provision for loan losses	1,468	2,048	2,700	4,433
Net interest income after provision for loan losses	5,552	5,357	11,508	10,391
Noninterest income	(27)	321	510	761
Noninterest expense	4,722	5,386	9,916	10,544
Income before income taxes	803	292	2,102	608
Income taxes	—	172	34	343
Net income	803	120	2,068	265
Dividends and accretion on preferred shares	236	355	551	709
Net income (loss) available to common shareholders	$567	$(235)	$1,517	$(444)
Common Share Data
Earnings
Basic	$0.04	$(0.01)	$0.09	$(0.03)
Diluted	$0.03	$(0.01)	$0.09	$(0.03)
Weighted average shares outstanding
Basic	16,155,938	16,037,263	16,133,822	16,015,106
Diluted	16,256,366	16,037,263	16,234,250	16,015,106

Prior to the consolidation, the Company, and the Banks had entered into an Affiliate Management Services Agreement. The Affiliate Management Services Agreement allowed for each entity to share in the costs and resources of such functions including, but not limited to, information technology, finance and accounting, human resources, risk management, and strategic development. For the three months ended June 30, 2013 and 2012, $402,000 and $757,000, respectively, was paid by the Banks to the Company under the terms of the agreement. For the six months ended June 30, 2013 and 2012, $402,000 and $1.7 million, respectively, was paid by the Banks to the Company under the terms of the agreement.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss)
per common share (in thousands, except share data).

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Undistributed earnings (loss) allocated to common stock	$803	$(72)	$2,197	$115
Less: preferred stock dividends and discount accretion	236	355	551	709
Net income (loss) allocated to common stock	$567	$(427)	$1,646	$(594)

Weighted average shares outstanding for basic earnings per common share	16,155,938	12,036,754	14,586,664	12,036,578
Dilutive effect of stock-based compensation	143,653	—	121,226	—
Weighted average shares outstanding for diluted earnings per common share	16,299,591	12,036,754	14,707,890	12,036,578

Basic income (loss) per common share	$0.04	$(0.04)	$0.11	$(0.05)
Diluted income (loss) per common share	0.03	(0.04)	0.11	(0.05)

Note 4.	Securities Available for Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Government sponsored enterprises	$27,470	$162	$—	$27,632
Residential collateralized mortgage obligations	18,939	199	35	19,103
Residential mortgage backed securities	6,502	89	20	6,571
Corporate securities	23,701	69	149	23,621
State and political subdivisions	37,643	851	118	38,376
	$114,255	$1,370	$322	$115,303
December 31, 2012
U.S. government federal agency	$1,001	$1	—	$1,002
Government sponsored enterprises	25,544	246	—	25,790
Residential collateralized mortgage obligations	20,018	326	—	20,344
Residential mortgage backed securities	7,486	230	—	7,716
Corporate securities	12,520	204	3	12,721
State and political subdivisions	40,190	1,260	62	41,388
	$106,759	$2,267	$65	$108,961

Securities with a fair value of $45.5 million and $47.1 million were pledged as collateral on public funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law as of June 30, 2013 and December 31, 2012, respectively.

The amortized cost and fair value of debt securities available for sale as of June 30, 2013, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$19,575	$19,644
Over 1 year through 5 years	58,118	58,618
5 years through 10 years	7,670	7,652
Over 10 years	3,451	3,715
Residential collateralized mortgage obligations and mortgage backed securities	25,441	25,674
	$114,255	$115,303

There were no gross realized gains or losses on the sales of securities during the three and six months ended June 30, 2013 and 2012.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believes are other-than-temporarily impaired, at June 30, 2013 and December 31, 2012.

The unrealized losses in the portfolio at June 30, 2013, resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to sell and does not believe it will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 5.	Loans

A summary of the balances of loans follows (in thousands):

	June 30, 2013	December 31, 2012
Construction and Land Development	$22,207	$30,494
Farmland and Agricultural Production	7,474	7,211
Residential 1-4 Family	78,294	77,567
Commercial Real Estate	375,010	366,901
Commercial	155,096	140,895
Consumer and other	10,320	14,361
	648,401	637,429
Net deferred loan (fees) costs	(320)	(315)
Allowance for loan losses	(20,634)	(22,878)
	$627,447	$614,236

The following table presents the contractual aging of the recorded investment in past due and nonaccrual loans by class of loans as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Nonaccrual Loans	Total Loans
Construction and Land Development	$20,981	$274	$—	—	$21,255	$952	$22,207
Farmland and Agricultural Production	7,474	—	—	—	7,474	—	7,474
Residential 1-4 Family	75,743	20	173	30	75,966	2,328	78,294
Commercial Real Estate
Multifamily	21,911	—	—	—	21,911	—	21,911
Retail	103,416	—	4,142	—	107,558	1,761	109,319
Office	38,224	228	—	—	38,452	3,090	41,542
Industrial and Warehouse	52,544	—	—	—	52,544	—	52,544
Health Care	30,186	—	—	—	30,186	—	30,186
Other	107,863	2,403	—	—	110,266	9,242	119,508
Commercial	145,495	277	518	29	146,319	8,777	155,096
Consumer and other	10,037	30	33	—	10,100	220	10,320
Total	$613,874	$3,232	$4,866	59	$622,031	$26,370	$648,401

December 31, 2012	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Nonaccrual Loans	Total Loans
Construction and Land Development	$27,097	$—	$—	$—	$27,097	$3,397	$30,494
Farmland and Agricultural Production	7,211	—	—	—	7,211	—	7,211
Residential 1-4 Family	74,834	352	68	—	75,254	2,313	77,567
Commercial Real Estate					—		—
Multifamily	17,632	—	—	—	17,632	—	17,632
Retail	100,646	—	—	—	100,646	2,000	102,646
Office	45,602	—	—	—	45,602	4,309	49,911
Industrial and Warehouse	47,941	—	—	—	47,941	2,621	50,562
Health Care	22,215	—	—	—	22,215	—	22,215
Other	112,270	299	2,024	—	114,593	9,342	123,935
Commercial	136,636	1,062	—	—	137,698	3,197	140,895
Consumer and other	13,577	18	4	—	13,599	762	14,361
Total	$605,661	$1,731	$2,096	$—	$609,488	$27,941	$637,429

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt and comply with various terms of their loan agreements. The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends. Generally, all sizable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit’s risk profile. Credits classified as watch generally receive a review more frequently than annually. For special mention, substandard, and doubtful credit classifications, the frequency of review is increased to no less than quarterly in order to determine potential impact on credit loss estimates.

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

Special Mention - A special mention asset, or risk rating of 5, has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. Therefore, there is no balance to report at June 30, 2013 and December 31, 2012.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$10,144	$11,111	$573	$379	$22,207
Farmland and Agricultural Production	7,474	—	—	—	7,474
Commercial Real Estate
Multifamily	21,038	873	—	—	21,911
Retail	85,905	15,610	6,043	1,761	109,319
Office	33,438	5,014	2,850	240	41,542
Industrial and Warehouse	51,887	657	—	—	52,544
Health Care	28,854	1,332	—	—	30,186
Other	105,133	2,611	5,076	6,688	119,508
Commercial	139,480	6,501	8,713	402	155,096
Total	$483,353	$43,709	$23,255	$9,470	$559,787

June 30, 2013	Performing	Non-performing	Total
Residential 1-4 Family	$75,966	$2,328	$78,294
Consumer and other	10,100	220	10,320
Total	$86,066	$2,548	$88,614

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$12,556	$14,541	$2,227	1,170	$30,494
Farmland and Agricultural Production	7,211	—	—	—	7,211
Commercial Real Estate
Multifamily	16,904	728	—	—	17,632
Retail	78,065	16,463	8,118	—	102,646
Office	39,553	6,049	2,844	1,465	49,911
Industrial and Warehouse	41,795	6,146	—	2,621	50,562
Health Care	20,875	1,340	—	—	22,215
Other	106,202	6,923	5,712	5,098	123,935
Commercial	123,848	7,556	9,376	115	140,895
Total	$447,009	$59,746	$28,277	10,469	$545,501

December 31, 2012	Performing	Non-performing	Total
Residential 1-4 Family	$75,254	$2,313	$77,567
Consumer and other	13,599	762	14,361
Total	$88,853	$3,075	$91,928

Non-performing loans include those on nonaccrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended June 30, 2013 and 2012 (in thousands):

June 30, 2013	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,206	$355	$2,223	$12,163	$3,826	$158	$—	$21,931
Provision for loan losses	(566)	24	(26)	229	1,460	347	—	1,468
Loans charged-off	(109)	—	(189)	(686)	(1,785)	(374)	—	(3,143)
Recoveries of loans previously charged-off	198	—	16	136	28	—	—	378
Ending balance	$2,729	$379	$2,024	$11,842	$3,529	$131	$—	$20,634

June 30, 2012
Allowance for loan losses:
Beginning balance	$6,754	$1,723	$2,443	$13,105	$3,950	$348	$—	$28,323
Provision for loan losses	(222)	401	600	1,287	103	(121)	—	2,048
Loans charged-off	(730)	(1,353)	(624)	(1,997)	(288)	—	—	(4,992)
Recoveries of loans previously charged-off	550	—	8	293	59	2	—	912
Ending balance	$6,352	$771	$2,427	$12,688	$3,824	$229	$—	$26,291

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the six months ended June 30, 2013 and 2012 (in thousands):

June 30, 2013	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$—	$22,878
Provision for loan losses	(1,617)	(93)	(176)	1,221	2,799	566	—	2,700
Loans charged-off	(1,288)	—	(411)	(1,397)	(2,475)	(593)	—	(6,164)
Recoveries of loans previously charged-off	879	—	49	154	130	8	—	1,220
Ending balance	$2,729	$379	$2,024	$11,842	$3,529	$131	$—	$20,634

June 30, 2012
Allowance for loan losses:
Beginning balance	$6,252	$1,595	$2,408	$11,438	$4,337	$280	$681	$26,991
Provision for loan losses	280	529	790	3,260	310	(55)	(681)	4,433
Loans charged-off	(733)	(1,353)	(789)	(2,310)	(998)	—	—	(6,183)
Recoveries of loans previously charged-off	553	—	18	300	175	4	—	1,050
Ending balance	$6,352	$771	$2,427	$12,688	$3,824	$229	$—	$26,291

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$227	$325	$344	$—	$896
Collectively evaluated for impairment	2,729	379	1,797	11,517	3,185	131	19,738
Ending balance	$2,729	$379	$2,024	$11,842	$3,529	$131	$20,634
Loans:
Individually evaluated for impairment	$1,127	$—	$5,908	$20,188	$11,532	$220	$38,975
Collectively evaluated for impairment	21,080	7,474	72,386	354,822	143,564	10,100	609,426
Ending balance	$22,207	$7,474	$78,294	$375,010	$155,096	$10,320	$648,401

December 31, 2012
Period-ended amount allocated to:
Individually evaluated for impairment	$1,173	—	$45	$10	$59	$—	$1,287
Collectively evaluated for impairment	3,582	472	2,517	11,854	3,016	150	21,591
Ending balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$22,878
Loans:
Individually evaluated for impairment	$3,398	—	$5,770	$24,280	$5,983	$762	$40,193
Collectively evaluated for impairment	27,096	7,211	71,797	342,621	134,912	13,599	597,236
Ending balance	$30,494	$7,211	$77,567	$366,901	$140,895	$14,361	$637,429

The following tables present additional detail of impaired loans, segregated by class, as of and for the three and six months ended June 30, 2013 and year ended December 31, 2012 (in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

June 30, 2013
				Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$4,160	$1,127	$—	$1,666	$2	$1,845	$6
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	4,351	3,676	—	4,767	19	4,286	30
Commercial Real Estate
Multifamily	153	153	—	76	1	51	2
Retail	4,885	1,761	—	1,730	—	1,820	—
Office	4,259	3,090	—	3,091	—	3,497	—
Industrial and Warehouse	4,259	2,513	—	3,797	35	4,253	227
Health Care	—	—	—	—		—	—
Other	14,284	9,505	—	10,810	22	11,052	34
Commercial	12,150	10,233	—	10,264	30	8,817	73
Consumer and other	762	220	—	382	—	509	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—	399	—
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	2,232	2,232	227	1,116	33	1,559	54
Commercial Real Estate
Multifamily	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—	—	—
Health Care	—	—	—	—	—	—	—
Other	3,166	3,166	325	1,583	21	1,478	30
Commercial	1,319	1,299	344	1,512	—	1,028	—
Consumer and other	—	—	—	—	—	—	—
Total	$55,980	$38,975	$896	$40,794	$163	$40,594	$456

December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$7,979	$2,201	$—	$2,015	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	3,773	3,324	—	3,531	65
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	3,404	2,000	—	5,241	23
Office	5,354	4,309	—	2,768	—
Industrial and Warehouse	6,384	5,166	—	1,919	15
Health Care	—	—	—	—	—
Other	15,767	11,537	—	4,172	—
Commercial	6,003	5,924	—	5,966	340
Consumer and other	762	762	—	387	—
With an allowance recorded:
Construction and Land Development	1,244	1,197	1,173	3,009	—
Farmland and Agricultural Production	—	—	—	338	—
Residential 1-4 Family	2,625	2,446	45	2,484	91
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	—	—	—	1,519	—
Office	—	—	—	1,739	—
Industrial and Warehouse	—	—	—	736	—
Health Care	—	—	—	—	—
Other	1,268	1,268	10	3,902	52
Commercial	59	59	59	1,335	—
Consumer and other	—	—	—	31	—
Total	$54,622	$40,193	$1,287	$41,092	$586

The following table presents loans that have been restructured during the three and six months ended June 30, 2013 and 2012 (in thousands, except number of contracts):

Three months ended June 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs and Specific Reserves
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	—	—	—	—
Commercial Real Estate
Multifamily	—	—	—	—
Retail	—	—	—	—
Office	—	—	—	—
Industrial and Warehouse	1	2,567	2,567	—
Health Care	—	—	—	—
Other	—	—	—	—
Commercial	—	—	—	—
Consumer and other	—	—	—	—
	1	$2,567	$2,567	$—
Three months ended June 30, 2012
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	—	—	—	—
Commercial Real Estate
Multifamily	—	—	—	—
Retail	1	1,468	1,453	19
Office	—	—	—	—
Industrial and Warehouse	—	—	—	—
Health Care	—	—	—	—
Other	2	1,147	1,137	11
Commercial	1	2,341	2,341	—
Consumer and other	—	—	—	—
	4	$4,956	$4,931	$30

Six months ended June 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs and Specific Reserves
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	1	211	211	—
Commercial Real Estate
Multifamily	—	—	—	—
Retail	—	—	—	—
Office	—	—	—	—
Industrial and Warehouse	1	2,567	2,567	—
Health Care	—	—	—	—
Other	—	—	—	—
Commercial	—	—	—	—
Consumer and other	—	—	—	—
	2	$2,778	$2,778	$—
Six months ended June 30, 2012
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	10	3,907	3,907	—
Commercial Real Estate
Multifamily	—	—	—	—
Retail	1	1,468	1,453	19
Office	—	—	—	—
Industrial and Warehouse	—	—	—	—
Health Care	—	—	—	—
Other	7	4,822	4,812	11
Commercial	1	142	142	—
Consumer and other	—	—	—	—
	19	$10,339	$10,314	$30

The following tables present loans that have been restructured in a troubled debt restructuring during the three and six months ended June 30, 2013, by class and type of modification (in thousands):

Three months ended June 30, 2013
Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	—	—	—	—	—
Commercial Real Estate	—	—	2,567	—	—	2,567
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	$—	$—	$2,567	$—	$—	$2,567

	Six months ended June 30, 2013
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	—	211	—	—	211
Commercial Real Estate	—	—	2,567	—	—	2,567
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	$—	$—	$2,778	$—	$—	$2,778

	Three months ended June 30, 2012
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	—	—	—	—	—
Commercial Real Estate	188	2,427	—	—	—	2,615
Commercial	—	—	2,341	—	—	2,341
Consumer and other	—	—	—	—	—	—
	$188	$2,427	$2,341	$—	$—	$4,956

	Six months ended June 30, 2012
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	2,271	—	—	1,636	3,907
Commercial Real Estate	246	3,703	—	—	—	3,949
Commercial	—	—	2,341	142	—	2,483
Consumer and other	—	—	—	—	—	—
	$246	$5,974	$2,341	$142	$1,636	$10,339

Troubled debt restructurings that were accruing were $12.5 million and $12.8 million, respectively, as of June 30, 2013 and December 31, 2012. Troubled debt restructurings that were non-accruing were $14.6 million and $19.8 million, respectively, as of June 30, 2013 and December 31, 2012. Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the six months ended June 30, 2013. Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following presents a rollfoward activity of troubled debt restructurings (in thousands except number of loans):

	Six months ended
	June 30, 2013
	Recorded Investment	Number of Loans
Balance, beginning	$32,594	49
Additions to troubled debt restructurings	2,778	2
Removal of troubled debt restructurings	—	—
Charge-off related to troubled debt restructurings	(922)	—
Transfers to other real estate owned	(253)	(1)
Repayments and other reductions	(7,163)	(9)
Balance, ending	$27,034	41

Restructured loans are evaluated for impairment at each reporting date as part of the Company’s determination of the allowance for loan losses.

Note 6.	Deposits

The composition of interest-bearing deposits is as follows (in thousands):

	June 30, 2013	December 31, 2012
NOW and money market accounts	$216,443	$244,441
Savings	24,680	25,411
Time deposit certificates, $100,000 or more	228,850	254,268
Other time deposit certificates	129,624	142,426
	$599,597	$666,546

At June 30, 2013 and December 31, 2012, brokered deposits amounted to $8.4 million and $16.6 million, respectively, which are included in other time deposit certificates.

The Company participates in a reciprocal deposit placement program that allows for the Company to take deposits from participating banks or for the Company to place deposits with those banks. The purpose of the deposit placement program is to allow customers to obtain Federal Deposit Insurance Corporation (“FDIC”) insurance coverage for deposits at the Company that exceed $250,000. The Company had time deposits in the aggregate amount of $8.5 million and $12.2 million in the reciprocal program at June 30, 2013 and December 31, 2012, respectively. In addition, the Company had money market deposits in the aggregate amount of $18.5 million and $19.8 million in the reciprocal program at June 30, 2013 and December 31, 2012, respectively.

Note 7.	Subordinated Debt

In May 2009, the Company completed a private placement offering to individual accredited investors of (i) $5.0 million in common stock at $4.63 per share and (ii) $4.1 million of 8% Series A non-cumulative convertible preferred stock (the “Series A Preferred Stock”) with a purchase price and liquidation preference of $1,000 per share. The Series A Preferred Stock was convertible to common stock at $10.00 per share on or after five years. Upon the termination of the Company’s commitment not to incur any debt without the prior approval of the Federal Reserve Bank of Chicago (the “Federal Reserve”) in August 2009, each share of Series A Preferred Stock was, automatically and without any action on the part of the holder thereof, exchanged for Company subordinated notes in the same face amount as the shares for which they were exchanged. The holders of the notes are entitled to interest at 8% payable annually, and the notes will mature on the tenth anniversary from the date of issuance. The notes are convertible to common stock at $10.00 per share on or after five years. The subordinated debt qualifies for regulatory capital treatment subject to certain limits as total capital of the Company at June 30, 2013. The outstanding balance at June 30, 2013 and December 31, 2012 was $4.1 million.

On March 12, 2013, the Company completed a private placement offering of $10 million of subordinated indebtedness coupled with warrants to purchase in the aggregate 250,000 shares of Company common stock at a price of $4.00 per share (the “Private Placement”). These securities were offered in denominations of $10,000 per note evidencing the subordinated indebtedness along with a warrant to purchase 250 shares of Company common stock at $4.00 per share. The subordinated indebtedness bears interest at an annual rate of 9.0% and will mature on the tenth anniversary from the date of issuance. Interest on the subordinated indebtedness has been accruing from the date of issuance and is payable semi-annually, in arrears. The warrants will remain outstanding following any such redemption of the subordinated indebtedness, and will have a term of ten years from the date of issuance, whereafter they will expire. Proceeds from the private placement were allocated to the two instruments based on the relative fair values of the subordinated indebtedness without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants was approximately $277,000 and was accounted for as paid-in capital at estimated fair value. The remainder of the discount was allocated to the subordinated indebtedness as part of the transaction. The discount will be accreted over the term of the warrants using the interest method. The outstanding balance net of the associated discount was $9.7 million at June 30, 2013.

Note 8.	Other Borrowed Funds

The composition of other borrowed funds is as follows (in thousands):

	June 30, 2013	December 31, 2012
Securities sold under agreements to repurchase	$27,774	$24,842
Mortgage note payable	762	853
	$28,536	$25,695

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

At June 30, 2013, future principal payments are as follows (in thousands):

2013	$95
2014	197
2015	210
2016	222
2017	38
$762

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago (“FHLB”).  The Bank had $75.7 million and $31.0 million of loans pledged as collateral for FHLB advances as of June 30, 2013 and December 31, 2012, respectively.  There were no advances outstanding at June 30, 2013 and December 31, 2012.

The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $320.2 million and $198.0 million of loans pledged as collateral under these agreements as of June 30, 2013 and December 31, 2012, respectively. There were no borrowings outstanding at June 30, 2013 and December 31, 2012.

Note 9.	Stock Compensation Plans

The Company maintains the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (the “Equity Incentive Plan”), which assumed and incorporated all outstanding awards under previously adopted Company equity incentive plans. The Equity Incentive Plan allows for the granting of awards including stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and cash incentive awards. This plan was amended in December 2011 to increase the number of shares authorized for delivery by 1,000,000 shares. As a result, under the Equity Incentive Plan, 2,430,000 shares of Company common stock have been reserved for the granting of awards.

FCB Plainfield and FCB Homer Glen each adopted their own stock incentive plans in January 2009, and Burr Ridge adopted a stock incentive plan in October 2009 (collectively, the “Stock Incentive Plans”). The Stock Incentive Plans allowed for the granting of stock options. Under each of the FCB Plainfield and FCB Homer Glen plans, 225,000 shares of the adopting entity’s common stock were reserved for the granting of awards. Under the Burr Ridge plan, 470,000 shares of Burr Ridge common stock were reserved for the granting of awards.

As of the date of the consolidation, the Stock Incentive Plans and all outstanding awards thereunder were canceled, at which time all option holders were granted Company restricted stock units under the Equity Incentive Plan as replacement awards. The fair value of the stock options at the date of the merger agreements was used to determine the number of restricted stock units granted in order to equalize the fair value of the awards before and after the consolidation. As a result, there were no incremental compensation costs recognized.

Under the Equity Incentive Plan, options are to be granted at the fair value of the stock at the date of the grant and generally vest at 33-1/3% as of the first anniversary of the grant date and an additional 33-1/3% as of each successive anniversary of the grant date. Options must be exercised within 10 years after the date of grant.

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	June 30, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,870,487	$7.83	$681
Granted	—	—
Exercised	—	—
Canceled	(736,583)	9.12
Expired	(15,800)	6.26
Forfeited	—	—

Outstanding at end of period	1,118,104	$7.00	$—

Exercisable at end of period	1,118,104	$7.00	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on June 30, 2013. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $5,000 in compensation expense related to the options for the six months ended June 30, 2013. At June 30, 2013, there was no further compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at June 30, 2013, is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable

First Community Financial Partners, Inc.
$5.00	370,876	1.0	370,876
$5.53	6,400	1.8	6,400
$6.25	31,400	4.7	31,400
$6.38	10,000	2.8	10,000
$7.50	452,400	3.9	452,400
$8.00	4,000	6.2	4,000
$9.25	243,028	4.9	243,028
	1,118,104		1,118,104

Information pertaining to non-vested options at June 30, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	270,314	$1.84
Granted	—	—
Vested	(5,394)	1.76
Canceled	(264,920)	1.84
Forfeited	—	—
Non-vested shares, end of period	—	$—

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

In 2012, FCB Plainfield granted 57,850 restricted stock units under its 2012 Equity Incentive Plan with a weighted-average grant-date per share fair value of $7.03, with vesting over a three-year period. In 2013, as a part of the consolidation, 408,262 restricted stock units were granted under the Equity Incentive Plan with a weighted-average grant-date per share fair value of $3.97, and with vesting over a two-year period, as replacement awards for the stock options which were canceled at the consolidation date. In addition, all restricted stock units granted as a part of the canceled FCB Plainfield 2012 Equity Incentive Plan were fully vested and canceled at the date of consolidation and all holders were paid out in an equivalent amount of cash. The Company recognized compensation expense of $563,000 and $183,000, respectively, for the six months ended June 30, 2013 and 2012, related to the Equity Incentive Plan, which included $385,000 in expense related to the canceled FCB Plainfield awards. Total unrecognized compensation expense related to restricted stock grants was $419,000 as of June 30, 2013.

The following is a summary of nonvested restricted stock units:

	June 30, 2013
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

The Company conducts substantially all of its lending activities in Will, Grundy, DuPage, Cook and Kane counties in Illinois and their surrounding communities. Loans granted to businesses are primarily secured by business assets, investment real estate, owner-occupied real estate or personal assets of commercial borrowers. Loans to individuals are primarily secured by personal residences or other personal assets. Since the Company’s borrowers and its loan collateral have geographic concentration in its primary market area, the Company could have exposure to declines in the local economy and real estate market. However, management believes that the diversity of its customer base and local economy, its knowledge of the local market, and its proximity to customers limits the risk of exposure to adverse economic conditions.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

A summary of the Company’s commitments is as follows (in thousands):

	June 30, 2013	December 31, 2012
Commitments to extend credit	$84,634	$90,368
Standby letters of credit	10,509	12,600
	$95,143	$102,968

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Company would be entitled to seek recovery from the customer. At June 30, 2013 and December 31, 2012, there was $270,000 and $300,000, respectively, recorded as liabilities for the Company’s potential obligations under these guarantees.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 11.	Capital and Regulatory Matters

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial results and condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. In addition, the Bank remains subject to certain of the FDIC’s de novo bank requirements until the Bank has been chartered for a period longer than seven years. Until October 28, 2015, the Bank is required, among other items, to obtain FDIC approval for any material change to its business plan and to maintain a Tier 1 leverage capital ratio of at least 8%.

On March 21, 2012, FCB Joliet entered into a Memorandum of Understanding with the FDIC and the Illinois Department of Financial and Professional Regulation (the “IDFPR”). This memorandum is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The memorandum documents an understanding among FCB Joliet, the FDIC and the IDFPR, that, among other things, FCB Joliet will have and maintain its Tier 1 capital ratio at a minimum of 8% for the duration of the memorandum, and will maintain its ratio of total capital to risk-weighted assets at a minimum of 12% for the duration of the memorandum.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of June 30, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

The Company’s and the Banks’ capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital (to risk-weighted assets)
Consolidated	$102,331	14.80%	$55,318	8.00%	N/A	N/A
First Community Financial Bank	98,994	14.34%	55,236	8.00%	$69,044	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	79,755	11.53%	27,659	4.00%	N/A	N/A
First Community Financial Bank	90,209	13.07%	27,618	4.00%	41,427	6.00%
Tier I Capital (to average assets)
Consolidated	79,755	9.41%	33,896	4.00%	N/A	N/A
First Community Financial Bank	90,209	10.65%	33,896	4.00%	42,370	5.00%
December 31, 2012
Total capital (to risk-weighted assets)
Consolidated	$99,579	14.46%	55,079	8.00%	N/A	N/A
FCB Joliet	47,428	13.46%	28,181	8.00%	$35,226	10.00%
FCB Plainfield	18,630	16.40%	9,090	8.00%	11,363	10.00%
FCB Homer Glen	9,878	16.57%	4,769	8.00%	5,961	10.00%
Burr Ridge	22,684	13.90%	13,059	8.00%	16,324	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	86,733	12.60%	27,539	4.00%	N/A	N/A
FCB Joliet	42,905	12.18%	14,090	4.00%	21,135	6.00%
FCB Plainfield	17,185	15.12%	4,545	4.00%	6,818	6.00%
FCB Homer Glen	9,112	15.29%	2,385	4.00%	3,577	6.00%
Burr Ridge	20,632	12.64%	6,530	4.00%	9,795	6.00%
Tier I Capital (to average assets)
Consolidated	86,733	9.87%	35,143	4.00%	N/A	N/A
FCB Joliet	42,905	9.04%	18,982	4.00%	23,727	5.00%
FCB Plainfield	17,185	12.06%	5,698	4.00%	7,123	5.00%
FCB Homer Glen	9,112	11.97%	3,044	4.00%	3,805	5.00%
Burr Ridge	20,632	11.12%	7,418	4.00%	9,273	5.00%

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management is in the process of assessing the effect the Basel III Rules may have on the Company's and the Bank's capital positions and will monitor developments in this area.

Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits, after first deducting their losses (including any accumulated deficit) and provision for loan losses. The payment of dividends by any bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Moreover, the FDIC prohibits the payment of any dividends by a bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the FDIC places restrictions on dividend payments during the first seven years of a new bank’s operations, after which time allowing cash dividends to be paid only from net operating income and does not permit dividends to be paid until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. There were no common share dividends paid during the six months ended June 30, 2013 and year ended December 31, 2012 by the Company or the Bank.

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

ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert expected future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available for Sale: The fair value of the Company’s securities available for sale are determined using Level 2 inputs from independent pricing services. Level 2 inputs consider observable data that may include dealer quotes, market spread, cash flows, treasury yield curve, trading levels, credit information and terms, among other factors. Certain state and political subdivision securities are not valued based on observable transactions and are, therefore, classified as Level 3.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

June 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$27,632	$—	$27,632	$—
Residential collateralized mortgage obligations	19,103	—	19,103	—
Residential mortgage backed securities	6,571	—	6,571	—
Corporate securities	23,621	—	23,621	—
State and political subdivisions	38,376	—	35,640	2,736
Derivative financial instruments	424	—	424	—
Financial Liabilities
Derivative financial instruments	424	—	424	—

December 31, 2012
Financial Assets
Securities Available for Sale:
U.S. government federal agency	$1,002	$—	$1,002	$—
Government sponsored enterprises	25,790	—	25,790	—
Residential collateralized mortgage obligations	20,344	—	20,344	—
Residential mortgage backed securities	7,716	—	7,716	—
Corporate securities	12,721	—	12,721	—
State and political subdivisions	41,388	700	36,406	4,282
Derivative financial instruments	658	—	658	—
Financial Liabilities
Derivative financial instruments	658	—	658	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2013. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2012	$4,282
Total gains or losses (realized/unrealized) included in other comprehensive income	33
Included in earnings	—
Purchases	—
Paydowns and maturities	(1,579)
Transfers in and/or out of Level 3	—
Ending balance, June 30, 2013	$2,736

Beginning balance, December 31, 2011	$3,060
Total gains or losses (realized/unrealized) included in other comprehensive income	(2)
Included in earnings	—
Purchases
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, June 30, 2012	$3,058

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

June 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans	$38,079	—	—	$38,079
Foreclosed assets	2,585	—	—	2,585

December 31, 2012
Financial Assets
Impaired loans	$38,906	—	—	$38,906
Foreclosed assets	3,419	—	—	3,419

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
Impaired loans	$38,975	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	2,585	Appraisal of Collateral	Selling costs	10.00%

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

As of June 30, 2013 and December 31, 2012, approximately $24.7 million or 63% and $23.5 million, or 58%, of impaired loans were evaluated for impairment using appraisals performed within the last twelve month period, respectively.

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures of its other financial instruments:

Cash, due from banks: The carrying amounts reported in the consolidated balance sheets for cash and due from banks and approximate their fair values.

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

Subordinated debt: The fair values of the Company’s subordinated debt are estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Other borrowed funds: The carrying amounts of securities sold under repurchase agreements and mortgage notes payable approximate their fair values.

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments: Fair values for the Company’s off-balance-sheet lending commitments (standby letters of credit and commitments to extend credit) are based on fees currently charged to enter into similar agreements taking into account the remaining term of the agreements and the counterparties’ credit standing. The fair value of these commitments is not material.

The estimated fair values of the Company’s financial instruments are as follows as of June 30, 2013 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$13,731	$13,731	$13,731	$—	$—
Interest-bearing deposits in banks	49,583	49,583	49,583	—	—
Securities available for sale	115,303	115,303	—	112,567	2,736
Nonmarketable equity securities	967	967	—	—	967
Loans, net	627,447	633,781	—	—	633,781
Accrued interest receivable	2,143	2,143	2,143	—	—
Derivative financial instruments	424	424	—	424	—
Financial liabilities:
Non-interest bearing deposits	108,815	108,815	108,815	—	—
Interest-bearing deposits	599,597	599,901	241,123	—	358,778
Subordinated debt	13,791	13,700	—	—	13,700
Other borrowed funds	28,536	28,536	28,536	—	—
Accrued interest payable	868	868	868	—	—
Derivative financial instruments	424	424	—	424	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2012 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$14,933	$14,933	$14,933	$—	$—
Interest-bearing deposits in banks	132,152	132,152	132,152	—	—
Securities available for sale	108,961	108,961	700	103,979	4,282
Nonmarketable equity securities	967	967	—	—	967
Loans, net	614,236	620,085	—	—	620,085
Accrued interest receivable	2,303	2,303	2,303	—	—
Derivative financial instruments	658	658	—	658	—
Financial liabilities:
Non-interest bearing deposits	114,116	114,116	114,116	—	—
Interest-bearing deposits	666,546	667,809	269,852	—	397,957
Subordinated debt	4,060	3,951	—	—	3,951
Other borrowed funds	25,695	25,695	25,695	—	—
Accrued interest payable	944	944	944	—	—
Derivative financial instruments	658	658	—	658	—

Note 13.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of June 30, 2013 and December 31, 2012, there were $7.4 million and $7.5 million outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The net estimated fair value of interest rate swaps was immaterial as of June 30, 2013 and December 31, 2012. The Company recorded other income and other expense pertaining to interest rate swaps of which the net effect was immaterial during the six months ended June 30, 2013 and 2012.

Note 14.	Preferred Stock

In December 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Treasury (“Treasury”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with Treasury, pursuant to which the Company (i) sold to Treasury 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), at $1,000 per share, or $22 million in the aggregate, and (ii) issued to Treasury warrants to purchase Fixed Rate Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), with a liquidation amount equal to 5% of the Treasury’s investment in Series B Preferred Stock or $1.1 million.  The warrants were immediately exercised for 1,100 shares of Series C Preferred Stock and are being accreted over an estimated life of five years. The Series B Preferred Stock and the Series C Preferred Stock qualify as Tier 1 capital.

On July 23, 2012, Treasury announced its intentions to auction the Series B Preferred Stock and Series C Preferred Stock. On July 26, 2012, Treasury announced that all of First Community’s 1,100 shares of Series C Preferred Stock were priced and sold to one or more third parties at $661.50 per share, for an aggregate total of $727,650. Treasury did not proceed with the sale of Series B Preferred Stock in First Community due to the fact that Treasury did not receive sufficient bids above the minimum bid price in accordance with the auction procedures. The book value of the Series C Preferred Stock was $781,000 at June 30, 2013 and dividends are paid quarterly at an annual rate of 9.0%.

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

On November 21, 2012, First Community entered into a TARP Securities Purchase Option Agreement, dated as of November 8, 2012, with certain of the current holders of the Series B Preferred Stock and Series C Preferred Stock. Pursuant to the TARP Securities Purchase Option Agreement, First Community has the option, but is not required, to repurchase from such certain holders their shares of Series B Preferred Stock at a discount. $16,824,000 face amount, or 16,824 shares, of Series B preferred stock are subject to the discount option. The TARP Securities Purchase Option Agreement provides that First Community can achieve a discount upon repurchase between 18.5% and 31% from the $1,000 per share face value of the Series B Preferred Stock if such shares are repurchased, in whole or in part, before September 13, 2014. The available percentage discount is 31% through March 13, 2013, 27.139% from March 14, 2013 through September 12, 2013, 23% from September 13, 2013 through March 13, 2014, and 18.5% from March 14, 2014 through September 13, 2014. If any shares subject to the TARP Securities Purchase Option Agreement are repurchased following September 13, 2014, the agreement does not provide for a discount.

The Series C Preferred Stock may not be redeemed until all Series B Preferred Stock has been redeemed, repurchased or otherwise acquired by the Company.  All redemptions are subject to the approval of the Company’s federal banking regulatory agency.

On March 12, 2013, the Company repurchased 9,500 shares, or $9.5 million, of its Series B Preferred Stock at $690.00 per share. The total cost of repurchasing these shares was approximately $6.6 million which included accrued and unpaid dividends earned on the shares through the date of repurchase. A gain on retirement of preferred stock of $2.9 million was recorded through accumulated deficit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. “Risk Factors” and other sections of the Company’s December 31, 2012 Annual Report on Form 10-K and the Company’s other filings with the SEC, and other risks and uncertainties, including changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, including the rules recently adopted by the U.S. Federal banking authorities to implement the Basel III capital accords, monetary and fiscal policies of the U.S. Government, including policies of Treasury and the Board of Governors of the Federal Reserve System, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
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

Through these banking centers the Bank offers a full range of deposit products and services, as well as credit and operational services. Depository services include: Individual Retirement Accounts (IRAs), tax depository and payment services, automatic transfers, bank by mail, direct deposits, money market accounts, savings accounts, and various forms and terms of certificates of deposit (CDs), both fixed and variable rate. The Bank attracts deposits through advertising and by pricing depository services competitively. Credit services include: commercial and industrial loans, real estate construction and land development loans, conventional and adjustable rate real estate loans secured by residential properties, real estate loans secured by commercial properties, customer loans for items such as home improvements, vehicles, boats and education offered on installment and single payment bases, as well as government guaranteed loans including Small Business Administration (“SBA”) loans, and letters of credit. Bank operation services include: cashier’s checks, traveler’s checks, collections, currency and coin processing, wire transfer services, deposit bag rentals, and stop payments. Other services include servicing of secondary market real estate loans, notary services, photocopying, faxing and signature guarantees. The Bank does not offer trust services at this time.
Results of Operations

Overview

Highlighted operational data includes:

•
Net income increased $994,000 to $567,000 for the second quarter of 2013 as compared to the same period in 2012 which had a net loss of $427,000. Net income increased from a loss of $594,000 for the six months ended June 30, 2012 to net income of $1.6 million for the six months ended June 30, 2013. The difference in net income for both periods is the result of a number of factors, including lower loan loss provisions, reductions in expenses, and reductions in dividends paid on preferred shares as a result of the repurchase of $9.5 million of the Series B Preferred Stock.

•
Book value per common share remained the same at $4.30 per common share at June 30, 2013, and March 31, 2013. This was a result of decreases in unrealized gains on available for sale securities of $639,000 from $1.3 million at March 31, 2013, which offset earnings for the period. In addition, book value per common share of $4.30 increased $.15 from December 31, 2012, as a result of current earnings and the gain on repurchase of the Series B Preferred Stock, which reduced the accumulated deficit during this period.

•	Loans increased by $11.0 million during the first half of 2013 and $4.7 million during the second quarter of 2013.

•	Deposits decreased by $39.4 million to $708.4 million from $747.8 million at March 31, 2013 and by $72.3 million from December 31, 2012, primarily due to runoff of non-core time deposits.

•
Non-performing loans decreased $4.8 million to $26.4 million or 4.08% of total loans at June 30, 2013, compared with $31.2 million or 4.85% of total loans at March 31, 2013. In addition, foreclosed assets decreased $834,000 to $2.6 million at June 30, 2013. The decreases in non-performing loans and foreclosed assets was in part a result of an asset sale during the second quarter of approximately $4.6 million in non-performing assets. Non-performing loans decreased $1.6 million to $26.4 million at June 30, 2013 compared with $27.9 million at December 31, 2012, as the large second quarter asset sale and net charge-offs were partially offset by loans added to non-accrual status during the first six months of 2013.

•	Loans rated special mention or worse decreased $22.1 million from $98.5 million at December 31, 2012 to $76.4 million at June 30, 2013.

•
Net interest margin decreased 0.05% to 3.39% from 3.44% for the first quarter of 2013 and decreased 0.16% from 3.55% at the year-ended December 31, 2013. Decreases during the periods relate to loan repricing at lower market rates along with new loans being booked in the lower rate environment.

•
The provision for loan losses increased to $1.5 million for the second quarter of 2013 from $1.2 million for the first quarter of 2013 which was in part a result of continued loan growth during the second quarter of 2013. Loan loss provisions for the first six months of 2013 were $2.7 million which was lower than the $4.4 million provision in the same period in 2012, and is the result of improving asset quality.

•
Non-interest income decreased $564,000 to $(27,000) for the second quarter of 2013 from $537,000 for the first quarter of 2013 due to write downs and sales of foreclosed assets as a result of an asset sale. In addition, while the first quarter of 2013 included gains on sales of loans of $265,000, there were no similar sales in the second quarter.

•
Non-interest expense decreased $472,000 to $4.7 million for the second quarter of 2013 from $5.2 million for the first quarter of 2013 due primarily to the $488,000 one-time expense recorded in the first quarter of 2013 related to the cash payment for restricted stock units as a part of the consolidation of First Community’s subsidiary banks.

The Company had net income of $803,000 and net income available to common stockholders of $567,000 for the three months ended June 30, 2013, compared to a net income of $271,000 and a net loss available to common stockholders of $427,000 for the same period in 2012.  The increase in net income was primarily due to a lower provision for loan losses of $1.5 million for the three months ended June 30, 2013, as compared to $2.0 million for the same period in 2012, as a result of improved asset quality. See the “Allowance for Loan Losses” section below for further analysis. Net interest income was $7.0 million for the three months ended June 30, 2013, a decrease of $536,000, or 7.09%, from $7.6 million for the comparable period in 2012, primarily related to the decrease in interest income on loans.  There was a decrease in yields on earning assets of 0.41% from the three months ended June 30, 2012 to the same period in 2013, which was the result of loans repricing at lower rates in line with the current market. This was partially offset by a 0.28% decrease in yields on interest bearing liabilities as well as a decrease in average interest bearing liabilities of $32.7 million from June 30, 2012 to to the same period in 2013, as a result of the roll off of higher priced CDs along with the repricing of others at lower market rates.  See “Net Interest Income” section below for further analysis.

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
The following table reflects the components of net interest income for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013			2012
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$644,618	$8,099	5.03%	$655,308	$9,212	5.62%
Investment securities (2)	111,744	444	1.59%	105,064	421	1.60%
Federal funds sold	264	—	—%	21,979	17	0.31%
Interest-bearing deposits with other banks	71,242	52	0.29%	68,421	51	0.30%
Total earning assets	$827,868	$8,595	4.15%	$850,772	$9,701	4.56%

Other assets	26,525			27,789
Total assets	$854,393			$878,561

Liabilities
NOW accounts	$75,379	$41	0.22%	$63,384	$60	0.38%
Money market accounts	143,452	112	0.31%	159,868	151	0.38%
Savings accounts	24,947	13	0.21%	23,414	17	0.29%
Time deposits	370,486	1,075	1.16%	415,480	1,812	1.74%
Total Interest Bearing Deposits	614,264	1,241	0.81%	662,146	2,040	1.23%
Securities sold under agreements to repurchase	27,872	8	0.11%	22,196	9	0.16%
Mortgage payable	781	12	6.15%	961	15	6.24%
Subordinated debentures	13,785	314	9.11%	4,060	81	7.98%
Total Interest Bearing Liabilities	656,702	1,575	0.96%	689,363	2,145	1.24%
Noninterest bearing deposits	110,547			98,706
Other liabilities	3,656			4,241
Total Liabilities	$770,905			$792,310

Total Shareholders' Equity	$83,488			$86,251

Total Liabilities and Equity	$854,393			$878,561

Interest Rate Spread			3.19%			3.32%
Net Interest Income		$7,020			$7,556
Net Interest Margin			3.39%			3.55%

(1)	Average loans include non-performing loans.
(2)    No tax-equivalent adjustments were made, as the effect thereof was not material.

	Six months ended June 30,
	2013			2012
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$641,705	$16,487	5.14%	$667,016	$18,933	5.68%
Investment securities (2)	109,350	870	1.59%	97,847	778	1.59%
Federal funds sold	8,544	11	0.26%	20,102	33	0.33%
Interest-bearing deposits with other banks	82,900	117	0.28%	69,982	101	0.29%
Total Earning Assets	$842,499	$17,485	4.15%	$854,947	$19,845	4.64%

Other assets	41,911			26,317
Total assets	$884,410			$881,264

Liabilities
NOW accounts	$72,482	$88	0.24%	$62,975	$120	0.38%
Money market accounts	152,667	250	0.33%	160,443	307	0.38%
Savings accounts	25,235	28	0.22%	23,055	35	0.30%
Time deposits	381,347	2,245	1.18%	423,159	3,897	1.84%
Total Interest Bearing Deposits	631,731	2,611	0.83%	669,632	4,359	1.30%
Securities sold under agreements to repurchase	25,547	15	0.12%	22,015	16	0.15%
Mortgage payable	804	25	6.22%	659	20	6.07%
Subordinated debentures	10,048	443	8.82%	4,060	162	7.98%
Total Interest Bearing Liabilities	668,130	3,094	0.93%	696,366	4,557	1.31%
Noninterest bearing deposits	113,984			95,363
Other liabilities	3,858			4,201
Total Liabilities	$785,972			$795,930

Total Shareholders' Equity	$98,438			$85,334

Total Liabilities and Equity	$884,410			$881,264

Interest Rate Spread			3.22%			3.09%
Net Interest Income		$14,391			$15,288
Net Interest Margin			3.42%			3.58%

(1)	Average loans include non-performing loans.
(2)    No tax-equivalent adjustments were made, as the effect thereof was not material.

Net interest income was $7.0 million for the three months ended June 30, 2013, a decrease of $536,000, or 7.1%, from $7.6 million for the prior year. The net interest margin was 3.39% for this period in 2013 and 3.55% for 2012. We saw similar changes for the six months ended June 30, 2013. The net interest income and margin decrease from the prior year was due to a decrease in our loan yields partially offset by an improvement in our average cost of funds as a result of an improved deposit mix and downward repricing of interest bearing deposits. Interest expense improved in 2013 as certificates of deposits were either not renewed or repriced at lower rates.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the periods noted (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013 Compared to 2012				2013 Compared to 2012
	Average Volume	Average Rate	Mix	Net Increase (Decrease)	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$(150)	$(979)	$16	$(1,113)	$(713)	$(1,801)	$68	$(2,446)
Investment securities	26	(3)	—	23	92	—	—	92
Federal funds sold	(17)	(17)	17	(17)	(19)	(7)	4	(22)
Interest-bearing deposits with other banks	3	(2)	—	1	20	(3)	(1)	16
Total interest income	(138)	(1,001)	33	(1,106)	(620)	(1,811)	71	(2,360)

Interest expense
NOW accounts	$11	$(25)	$(5)	$(19)	$18	$(43)	$(7)	$(32)
Money market accounts	(15)	(27)	3	(39)	(17)	(42)	2	(57)
Savings accounts	1	(5)	—	(4)	3	(9)	(1)	(7)
Time deposits	(197)	(603)	63	(737)	(382)	(1,407)	137	(1,652)
Securities sold under agreements to repurchase	2	(2)	(1)	(1)	3	(3)	(1)	(1)
Federal Home Loan Bank advances	(3)	—	—	(3)	5	—	—	5
Subordinated debentures	194	12	27	233	239	17	25	281
Total interest expense	$(7)	$(650)	$87	$(570)	$(131)	$(1,487)	$155	$(1,463)

Change in net interest income	$(131)	$(351)	$(54)	$(536)	$(489)	$(324)	$(84)	$(897)

Provision for Loan Losses
The provision for loan losses was $1.5 million for the three months ended June 30, 2013, compared to $2.0 million for the same period in 2012. Net charge-offs decreased to $2.8 million for the three months ended June 30, 2013 compared to $4.1 million for the same period in 2012. The decrease in provision for loan losses was due to improved asset quality as some of the problem relationships have been worked out or charged-off. Non-performing loans decreased from December 31, 2012 to June 30, 2013 by 5.41% to $26.4 million from $27.9 million. During the second quarter of 2013, the Company sold $3.5 million in non-performing loans in a continued effort to improve asset quality.

Non-interest Income

Non-interest income for the three months ended June 30, 2013 decreased from the same period in 2012. In addition, the mortgage operation which started in late 2011 increased volumes significantly during 2012 and 2013 which also helped to generate mortgage fee income. However, this was offset by the loss incurred by the sale of a foreclosed asset during the second quarter of 2013. In addition, write downs were taken on two other properties as a result of updated valuation information. Similar to the decrease for the three months ended June 30, 2013, compared to the same period in 2012, non-interest income decreased for the six months ended June 30, 2013. Other income below includes the mark to market adjustment on interest rate swaps which is recorded each month and caused fluctuations during the three and six months ended June 30, 2013. See Note 13 “Derivatives and Hedging Activities” for further discussion. The following table sets forth the components of non-interest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Service charges on deposit accounts	$95	$113	$177	$210
Gain on sale of loans	—	15	265	200
(Loss) on foreclosed assets, net	(196)	(78)	(196)	(112)
Mortgage fee income	107	75	214	128
Other	(33)	196	50	335
Total non-interest income	$(27)	$321	$510	$761

Non-interest Expense

Non-interest expense decreased for the three and six months ended June 30, 2013 compared to the same periods in 2012. Salaries and employee benefits have increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 as a result of incentive compensation accruals being added during 2013 as a result of the improvements in the Company’s operating results. In addition, changes from the prior year are a result of the cost savings due to consolidation, along with lower costs being incurred related to loan work outs and foreclosed asset expenses. We continue to see improvements in asset quality and in turn the costs related to our problem assets. In addition, professional fees are normalizing as we have completed the consolidation and have incurred the costs related to the transaction in 2012 and the first three months of 2013. In addition, expenses related to FDIC insurance were lowered during the second quarter 2013 in relation to the second quarter of 2012 as a result of the decrease in total assets of the Bank. The following table sets forth the components of non-interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Salaries and employee benefits	$2,701	$2,515	5,188	5,067
Occupancy and equipment expense	520	585	1,091	1,176
Data processing	221	299	527	604
Professional fees	350	545	704	848
Advertising and business development	128	117	281	220
Loan workout	37	38	44	95
Foreclosed assets, net of rental income	62	171	141	476
Other expense	703	1,116	1,940	2,058
Total non-interest expense	$4,722	$5,386	$9,916	$10,544
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

The Company had no income tax expense for the second quarter 2013 compared with $172,000 for the same period in 2012, and $34,000 and $343,000 for the six months ended June 30, 2013 and 2012. The income tax expense was related to the income taxes for Burr Ridge which showed taxable income and no longer had a valuation allowance against its net deferred tax asset prior to the consolidation. The decline in income taxes for the three and six months ended June 30, 2013 compared to the same periods in 2012 is a result of the new tax structure and the net operating losses of the consolidated entity, while prior year tax expenses related to the individual Banks and reflected their differing tax positions.

Financial Condition
Our assets totaled $837.1 million and $902.6 million at June 30, 2013 and December 31, 2012, respectively. Total loans at June 30, 2013 and December 31, 2012 were $648.4 million and $637.4 million, respectively. Total deposits were $708.4 million and $780.7 million at June 30, 2013 and December 31, 2012, respectively. We continue to see decreases in money market and time deposit accounts as we have continued to lower our rates in an effort to lower our overall cost of funding. The decrease in total assets was due to decreases in cash on hand related to decreases in deposits from year-end, in addition to the funding of new loans, and investments in available for sale securities in an effort to deploy additional liquidity. Borrowed funds, consisting of securities sold under agreements to repurchase and a mortgage note payable, totaled $28.5 million and $25.7 million at June 30, 2013 and December 31, 2012, respectively. The increase in other borrowed funds during 2013 relates to increases in securities sold under agreements to repurchase as clients increased their balances in these accounts. In addition, $10.0 million in subordinated debt was raised during the six months ended June 30, 2013.
Total shareholders’ equity was $82.8 million and $87.9 million at June 30, 2013 and December 31, 2012, respectively. In the second quarter of 2013 we saw decreases in other comprehensive income due to the decreases in the market value of available for sale securities as a result of the rising interest rate environment.
Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$22,207	3%	$30,494	5%	$42,610	7%
Farmland and Agricultural Production	7,474	1%	7,211	1%	8,301	1%
Residential 1-4 Family	78,294	12%	77,567	12%	79,513	12%
Commercial Real Estate	375,010	58%	366,901	58%	361,907	55%
Commercial	155,096	24%	140,895	22%	142,129	22%
Consumer and other	10,320	2%	14,361	2%	21,055	3%
Total Loans	$648,401	100%	$637,429	100%	$655,515	100%
 Total loans increased by $11.0 million during the six months ended June 30, 2013 as a result of new loan growth. New loans originated during the first six months of 2013 were primarily in the commercial real estate and commercial loan categories which is in line with our strategy as a commercial bank. Despite the loan growth experienced during the first six months of the year we continue to see paydowns in addition to charge-offs on construction and land development loans. We continue to focus efforts on cleaning up problem loans and are currently not actively seeking new construction and land development loans.
Allowance for Loan Losses

Management reviews the level of the allowance for loan losses on a quarterly basis. The methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The specific component relates to loans that are impaired. For such loans that are classified as impaired, an allowance is established when the collateral value, discounted cash flows or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include local economic trends, concentrations, management experience, and other elements of the Company’s lending operations.

At June 30, 2013 and December 31, 2012, the allowance for loan losses was $20.6 million and $22.9 million, respectively, with a resulting allowance to total loans ratio of 3.18% and 3.59%. Net charge-offs for the three months ended June 30, 2013 amounted to $2.8 million, compared to $4.1 million for the same period in 2012. While there was some decrease quarter over quarter, year to date net charge-offs for 2013 are in-line with the prior year. Net charge-offs amounted to $4.9 million for the six months ended June 30, 2013, compared to $5.1 million for the same period in 2012. Charge-offs and recoveries for each major loan category are shown in the table below:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$21,931	$28,323	$22,878	$26,991
Charge-offs:
Construction and Land Development	109	730	1,288	733
Farmland and Agricultural Production	—	1,353	—	1,353
Residential 1-4 Family	189	624	411	789
Commercial Real Estate	686	1,997	1,397	2,310
Commercial	1,785	288	2,475	998
Consumer and other	374	—	593	—
Total charge-offs	$3,143	$4,992	$6,164	$6,183
Recoveries:
Construction and Land Development	198	550	879	553
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	16	8	49	18
Commercial Real Estate	136	293	154	300
Commercial	28	59	130	175
Consumer and other	—	2	8	4
Total recoveries	$378	$912	$1,220	$1,050
Net charge-offs	2,765	4,080	4,944	5,133
Provision for loan losses	1,468	2,048	2,700	4,433
Allowance for loan losses at end of period	$20,634	$26,291	$20,634	$26,291
Selected loan quality ratios:
Net charge-offs to average loans	1.72%	2.49%	1.53%	1.57%
Allowance to total loans	3.18%	4.01%	3.18%	4.01%
Allowance to nonperforming loans	78.07%	74.39%	78.07%	74.39%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment (dollars in thousands):

	Six months ended June 30,
	2013		2012
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans

Construction and Land Development	$2,729	13%	$6,352	24%
Farmland and Agricultural Production	379	2%	771	3%
Residential 1-4 Family	2,024	10%	2,427	9%
Commercial Real Estate	11,842	57%	12,688	48%
Commercial	3,529	17%	3,824	15%
Consumer and other	131	1%	229	1%
Total	$20,634	100%	$26,291	100%

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
Management determines the significance of payment delays and payment shortfalls on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis using the fair value of collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable market price due to financial difficulties of the borrower.
Residential 1-4 family and consumer loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.
There were approximately $26.4 million in nonperforming loans at June 30, 2013 which is down from $27.9 million at December 31, 2012, while there were credits downgraded during the six months ended June 30, 2013, the loan sale in the amount of $3.5 million which took place during June 2013 helped to reduce the balance from year-end.
Impaired loans were $39.0 million and $40.2 million at June 30, 2013 and December 31, 2012, respectively. Included in impaired loans at June 30, 2013 were $6.7 million in loans with valuation allowances totaling $896,000, and $32.3 million in loans without a valuation allowance. Included in impaired loans at December 31, 2012 were $5.0 million in loans with valuation allowances totaling $1.3 million, and $35.2 million in loans without a valuation allowance.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing as of:

	June 30, 2013	December 31, 2012	June 30, 2012
Total non-accrual loans	$26,370	$27,941	$32,475
Accruing loans delinquent 90 days or more	59	—	2,868
Total non-performing loans	26,429	27,941	35,343
Troubled debt restructures accruing	12,453	12,817	7,186

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of June 30, 2013 and December 31, 2012 were approximately $11.5 million and $15.1 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under U.S. GAAP.
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

The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government federal agency	$—	$—	$1,001	$1,002
Government sponsored enterprises	27,470	27,632	25,544	25,790
Residential collateralized mortgage obligations	18,939	19,103	20,018	20,344
Residential mortgage backed securities	6,502	6,571	7,486	7,716
Corporate securities	23,701	23,621	12,520	12,721
State and political subdivisions	37,643	38,376	40,190	41,388
	$114,255	$115,303	$106,759	$108,961
Available for sale securities increased $6.3 million to $115.3 million at June 30, 2013 from $109.0 million December 31, 2012, as excess cash was invested during the first six months of 2013.
Securities with a fair value of $45.5 million and $47.1 million were pledged as collateral on public funds, securities sold under agreements and for other purposes as required or permitted by law as of June 30, 2013 and December 31, 2012, respectively.

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

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$108,815	15.36%	$114,116	14.62%
NOW and money market accounts	216,443	30.55%	244,441	31.31%
Savings	24,680	3.48%	25,411	3.26%
Time deposit certificates, $100,000 or more	228,850	32.31%	254,268	32.57%
Other time deposit certificates	129,624	18.30%	142,426	18.24%
Total	$708,412	100.00%	$780,662	100.00%

Total deposits decreased $72.3 million to $708.4 million at June 30, 2013, from $780.7 million at December 31, 2012. The decrease related to the following: (i) a commercial client removing deposits, which were deposited temporarily upon the sale of a business, of approximately $26.4 million during the first six months of 2013, (ii) the decrease in time deposit certificates of $38.2 million as we continued to lower our time deposit rates and focus on core funding sources, and (iii) the repurchase of our Series B Preferred Stock totaling $6.5 million with the proceeds of the subordinated debt offering which were held in escrow in a deposit account at the Bank at year-end.

Liquidity and Capital Resources

Our goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. Our Board of Directors has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet, and adequate levels of liquidity. This policy designates the Bank’s Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO, which includes members of management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	June 30, 2013	December 31, 2012
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$25,547	$23,993
Outstanding at end of period	27,774	24,842
Maximum month-end outstanding	30,870	31,303
Rate:
Weighted average interest rate during the year	0.12%	0.33%
Weighted average interest rate at end of the period	0.11%	0.14%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial results and condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. In addition, the Bank remains subject to certain of the FDIC’s de novo bank requirements until the Bank has been chartered for a period longer than seven years. Until October 28, 2015, the Bank is required, among other items, to obtain FDIC approval for any material change to its business plan and to maintain a Tier 1 leverage capital ratio of at least 8%.

On March 21, 2012, FCB Joliet entered into a Memorandum of Understanding with the FDIC and the Illinois Department of Financial and Professional Regulation (the “IDFPR”). This memorandum is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The memorandum documents an understanding among FCB Joliet, the FDIC and the IDFPR, that, among other things, FCB Joliet will have and maintain its Tier 1 capital ratio at a minimum of 8% for the duration of the memorandum, and will maintain its ratio of total capital to risk-weighted assets at a minimum of 12% for the duration of the memorandum.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of June 30, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process. Moreover, the U.S. federal banking authorities’ approval of the Basel III Rules will affect the Company’s and the Bank’s capital requirements. See Note 11 to our Consolidated Financial Statements for more information.

The Company’s capital amounts and ratios as of the dates noted are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total Capital (to risk-weighted assets)	$102,331	14.80%	$55,318	8.00%	N/A	N/A
Tier I Capital (to risk-weighted assets)	79,755	11.53%	27,659	4.00%	N/A	N/A
Tier I Capital (to average assets)	79,755	9.41%	33,896	4.00%	N/A	N/A

December 31, 2012
Total Capital (to risk-weighted assets)	$99,579	14.46%	$55,079	8.00%	N/A	N/A
Tier I Capital (to risk-weighted assets)	86,733	12.60%	27,539	4.00%	N/A	N/A
Tier I Capital (to average assets)	86,733	9.87%	35,143	4.00%	N/A	N/A

Off-Balance Sheet Arrangements and Contractual Obligations
The Company is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customer. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.
Our off-balance sheet arrangements and contractual obligations are summarized in the table that follows for the periods noted.

	June 30, 2013	December 31, 2012
Commitments to extend credit	$84,634	$90,368
Standby letters of credit	10,509	12,600
	$95,143	$102,968

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

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
The Company has follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There are no uncertain tax positions as of June 30, 2013 and December 31, 2012.

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
Recent Accounting Pronouncements
Refer to Note 1 to our Consolidated Financial Statements for a description of recent accounting pronouncements including respective dates of adoption and effects on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2013, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

Date: August 13, 2013	/s/ Roy C. Thygesen
Roy C. Thygesen
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	/s/ Glen L. Stiteley
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and June 30, 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012; and (vi) Notes to Consolidated Financial Statements.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.