Form 10-Q
period 2013-09-30
First Community Financial Partners, Inc.
filed 2013-11-14
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were outstanding 16,221,413 shares of the Registrant’s common stock as of November 12, 2013.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-Q

September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
	September 30, 2013	December 31, 2012
Assets	(in thousands, except share data)(unaudited)
Cash and due from banks	$14,142	$14,933
Interest-bearing deposits in banks	7,559	132,152
Securities available for sale	143,144	108,961
Nonmarketable equity securities	967	967
Loans held for sale	2,118	—
Loans, net of allowance for loan losses of $20,203 in 2013; $22,878 in 2012	638,837	614,236
Premises and equipment, net	16,586	16,990
Foreclosed assets	4,205	3,419
Cash surrender value of life insurance	4,476	4,366
Deferred tax asset	16,603	1,566
Accrued interest receivable and other assets	3,772	5,010
Total assets	$852,409	$902,600

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$114,687	$114,116
Interest-bearing	583,643	666,546
Total deposits	698,330	780,662
Other borrowed funds	38,659	25,695
Subordinated debt	19,298	4,060
Accrued interest payable and other liabilities	3,462	4,252
Total liabilities	759,749	814,669

Commitments and Contingencies (Note 11)

First Community Financial Partners, Inc. Shareholders’ Equity
Preferred stock, Series A, non-cumulative convertible, $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2013 and at December 31, 2012	—	—
Preferred stock, Series B, 5% cumulative perpetual, $1.00 par value; 22,000 shares authorized; 5,176 shares issued and outstanding at September 30, 2013 and 22,000 shares issued and outstanding at December 31, 2012	5,176	22,000
Preferred stock, Series C, 9% cumulative perpetual, $1.00 par value; 1,100 shares authorized; 1,100 issued and outstanding at September 30, 2013 and at December 31, 2012	837	672
Common stock, $1.00 par value; 60,000,000 shares authorized; 16,221,413 issued and outstanding at September 30, 2013 and 12,175,401 issued and outstanding at December 31, 2012	16,221	12,175
Additional paid-in capital	81,292	70,113
Accumulated deficit	(11,469)	(33,019)
Accumulated other comprehensive income	603	1,198
Total First Community Financial Partners, Inc. shareholders' equity	92,660	73,139
Non-controlling interest	—	14,792
Total shareholders' equity	92,660	87,931
Total liabilities and shareholders' equity	$852,409	$902,600

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income:	(in thousands, except share data)(unaudited)
Loans, including fees	$8,041	$9,080	$24,528	$27,994
Securities	536	439	1,405	1,220
Federal funds sold and other	32	50	166	181
Total interest income	8,609	9,569	26,099	29,395
Interest expense:
Deposits	1,179	1,880	3,790	6,239
Federal funds purchased, other borrowed funds and subordinated debt	335	105	817	302
Total interest expense	1,514	1,985	4,607	6,541
Net interest income	7,095	7,584	21,492	22,854
Provision for loan losses	1,216	1,118	3,916	5,551
Net interest income after provision for loan losses	5,879	6,466	17,576	17,303
Noninterest income:
Service charges on deposit accounts	133	123	310	328
Gain on sale of loans	—	101	265	339
Gain on sale of securities	—	17	—	17
Loss on foreclosed assets, net	—	(608)	(196)	(720)
Mortgage fee income	63	96	277	225
Other	110	137	363	354
	306	(134)	1,019	543
Noninterest expenses:
Salaries and employee benefits	2,709	2,482	7,897	7,547
Occupancy and equipment expense	560	637	1,654	1,813
Data processing	219	296	746	901
Professional fees	521	937	1,145	1,784
Advertising and business development	61	112	422	336
Loan workout	66	(169)	110	(75)
Foreclosed assets, net of rental income	57	140	199	551
Other expense	886	853	3,031	2,873
	5,079	5,288	15,204	15,730
Income before income taxes and non-controlling interest	1,106	1,044	3,391	2,116
Income tax (benefit) expense	(14,102)	170	(14,068)	513
Income before non-controlling interest	15,208	874	17,459	1,603
Net income attributable to non-controlling interest	—	311	54	925
Net income applicable to First Community Financial Partners, Inc.	15,208	563	17,405	678
Dividends and accretion on preferred shares	236	355	788	1,064
Net income (loss) applicable to common shareholders	$14,972	$208	$16,617	$(386)

Common share data
Basic earnings (loss) per common share	$0.92	$0.02	$1.10	$(0.03)
Diluted earnings (loss) per common share	0.92	0.02	1.09	(0.03)

Weighted average common shares outstanding for basic earnings per common share	16,198,676	12,184,846	15,143,166	12,041,891
Weighted average common shares outstanding for diluted earnings per common share	16,319,291	12,326,267	15,251,841	12,041,891

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)(unaudited)
Net income	$15,208	$563	$17,405	$678

Unrealized holding (losses) gains on investment securities	(60)	(509)	(1,214)	1,093
Reclassification adjustments for gains included in net income	—	(17)	—	(17)
Tax effect of realized and unrealized gains and losses on investment securities	24	209	471	(415)
Other comprehensive income, net of tax	(36)	(317)	(743)	661

Comprehensive income	$15,172	$246	$16,662	$1,339

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2013 and 2012

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total

	(in thousands, except share data) (unaudited)
Balance, December 31, 2011	$—	$22,000	$452	$12,036	$69,728	$(33,123)	$673	$—	$13,468	$85,234
Net income	—	—	—	—	—	678	—	—	925	1,603
Other comprehensive income, net of tax	—	—	—	—	—	—	661	—	67	728
Issuance of 16,000 shares of common stock for restricted stock awards and amortization	—	—	—	16	8	—	—	—	—	24
Discount accretion on preferred shares	—	—	165	—	—	(165)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(899)	—	—	—	(899)
Stock based compensation expense	—	—	—	—	382	—	—	—	131	513
Balance, September 30, 2012	—	22,000	617	12,052	70,118	(33,509)	1,334	—	14,591	87,203

Balance, December 31, 2012	—	22,000	672	12,175	70,113	(33,019)	1,198	—	14,792	87,931
Net income	—	—	—	—	—	17,405	—	—	54	17,459
Other comprehensive loss, net of tax	—	—	—	—	—	—	(743)	—	(1)	(744)
Repurchase of preferred shares	—	(16,824)	—	—	—	4,933	—	—	—	(11,891)
Repurchase of common shares	—	—	—	—	—	—	—	(60)	—	(60)
Sale of common shares	—	—	—	—	—	—	—	60	—	60
Issuance of 4,000,537 shares of common stock and repurchase of minority interest	—	—		4,001	10,190	—	148	—	(14,836)	(497)
Issuance of 250,000 warrants	—	—	—	—	277	—	—	—	—	277
Discount accretion on preferred shares	—	—	165	—	—	(165)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(623)	—	—	—	(623)
Issuance of 45,475 shares of common stock for restricted stock awards and amortization	—	—	—	45	72		—	—	—	117
Stock based compensation expense	—	—	—	—	640	—	—	—	(9)	631
Balance, September 30, 2013	$—	$5,176	$837	$16,221	$81,292	$(11,469)	$603	$—	$—	$92,660

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Nine months ended September 30,
	2013	2012
	(in thousands)(unaudited)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$17,405	$678
Net income attributable to non-controlling interest	54	925
Net income before non-controlling interest	17,459	1,603
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	455	597
Provision for loan losses	3,916	5,551
Loss on sale of foreclosed assets, net	57	61
Writedown of foreclosed assets	139	659
Net amortization of deferred loan costs	(97)	(74)
Warrant accretion	15	—
Depreciation and amortization of premises and equipment	879	807
Realized gains on sales of available for sale securities, net	—	(17)
Increase in cash surrender value of life insurance	(110)	(111)
Deferred income taxes	(14,567)	157
Proceeds of sale of loans	7,396	6,779
Gain on sale of loans	(265)	(339)
Decrease in accrued interest receivable and other assets	1,238	430
(Decrease) increase in accrued interest payable and other liabilities	(790)	804
Restricted stock compensation expense	743	245
Stock option compensation expense	5	292
Net cash provided by operating activities	16,473	17,444
Cash Flows From Investing Activities
Net change in federal funds sold	—	7,071
Net change in interest-bearing deposits in banks	124,593	(17,377)
Activity in available for sale securities:
Purchases	(50,954)	(36,418)
Maturities, prepayments and calls	15,102	8,246
Sales	—	1,015
Purchases of nonmarketable equity securities	—	(9)
Net (increase) decrease in loans	(39,754)	19,954
Purchases of premises and equipment	(475)	(8,194)
Proceeds from sale of foreclosed assets	1,043	2,969
Net cash provided by (used in) investing activities	49,555	(22,743)
Cash Flows From Financing Activities
Net (decrease) in deposits	(82,332)	(14,098)
Net increase in other borrowings	12,964	13,923
Proceeds from issuance of subordinated debt	15,500	—
Cash paid on cancellation of restricted shares	(497)	—
Dividends paid on preferred shares	(623)	(899)
Repayment of preferred shares	(11,891)	—
Cash received for sale of treasury stock	60	—
Net cash (used in) financing activities	(66,819)	(1,074)
Net change in cash and due from banks	(791)	(6,373)
Cash and due from banks:
Beginning	14,933	24,144
Ending	$14,142	$17,771

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$4,836	$6,547
Cash payments for income taxes	131	757
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	2,025	3,934
Transfer of loans to held for sale	2,118	—
Issuance of warrants	277	—
Acquisition of treasury in partial settlement of loans	60	—

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Basis of Presentation

These are the unaudited consolidated financial statements of First Community Financial Partners, Inc. (the “Company” or “First Community”), and its subsidiaries, including its wholly owned bank subsidiary, First Community Financial Bank (the “Bank”), based in Plainfield, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

New Accounting Pronouncements

ASC Topic 210 “Disclosures about Offsetting Assets and Liabilities.”  New authoritative accounting guidance under ASC Topic 210, “Disclosures about Offsetting Assets and Liabilities” amended prior guidance to require an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This new authoritative guidance was further amended to clarify the scope of offsetting disclosures. The Company adopted the new authoritative guidance on January 1, 2013, and it did not have an impact on the Company’s statements of operations and financial condition.

ASC Topic 220 “Comprehensive Income.”  New authoritative accounting guidance under ASC Topic 220, “Comprehensive Income” amended prior guidance to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under U.S. GAAP. The Company adopted the new authoritative guidance on January 1, 2013, and it did not have an impact on the Company’s statements of operations and financial condition.

ASC Topic 740 “Income Taxes.” New authoritative accounting guidance under ASC Topic 740, “Income Taxes” amended prior guidance to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new authoritative guidance will be effective for reporting periods after January 1, 2014 and is not expected to have an impact on the Company's statements of operations and financial condition.

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

The following summary pro forma results of operations for the three and nine months ended September 30, 2013 and 2012 give effect to the consolidation as if it occurred on January 1, 2012. The pro forma condensed combined consolidated financial information is presented for illustrative purposes only and does not necessarily indicate the operating results of the combined companies had they actually been merged on January 1, 2012.

	Pro Forma		Pro Forma
	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share data)	2013	2012	2013	2012

Summary Results of Operations
Interest income	$8,609	$9,569	$26,099	$29,395
Interest expense	1,514	2,217	4,790	7,237
Net interest income	7,095	7,352	21,309	22,158
Provision for loan losses	1,216	1,118	3,916	5,551
Net interest income after provision for loan losses	5,879	6,234	17,393	16,607
Noninterest income	306	(134)	1,019	543
Noninterest expense	5,079	5,288	15,204	15,730
Income before income taxes	1,106	812	3,208	1,420
Income tax (benefit) expense	(14,102)	170	(14,068)	513
Net income	15,208	642	17,276	907
Dividends and accretion on preferred shares	236	355	788	1,064
Net income (loss) available to common shareholders	$14,972	$287	$16,488	$(157)
Common Share Data
Earnings
Basic	$0.91	$0.02	$1.02	$(0.01)
Diluted	$0.91	$0.02	$1.01	$(0.01)
Weighted average shares outstanding
Basic	16,376,683	16,229,317	16,198,676	16,027,800
Diluted	16,485,358	16,229,317	16,289,553	16,027,800

Prior to the consolidation, the Company, and the Banks had entered into an Affiliate Management Services Agreement. The Affiliate Management Services Agreement allowed for each entity to share in the costs and resources of such functions including, but not limited to, information technology, finance and accounting, human resources, risk management, and strategic development. For the three months ended September 30, 2013 and 2012, $0 and $757,000, respectively, was paid by the Banks to the Company under the terms of the agreement. For the nine months ended September 30, 2013 and 2012, $402,000 and $1.7 million, respectively, was paid by the Banks to the Company under the terms of the agreement.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Undistributed earnings allocated to common stock	$15,208	$563	$17,405	$678
Less: preferred stock dividends and discount accretion	236	355	788	1,064
Net income (loss) allocated to common stock	$14,972	$208	$16,617	$(386)

Weighted average shares outstanding for basic earnings per common share	16,198,676	12,184,846	15,143,166	12,041,891
Dilutive effect of stock-based compensation	120,615	141,421	108,675	—
Weighted average shares outstanding for diluted earnings per common share	16,319,291	12,326,267	15,251,841	12,041,891

Basic income (loss) per common share	$0.92	$0.02	$1.10	$(0.03)
Diluted income (loss) per common share	0.92	0.02	1.09	(0.03)

Note 4.	Securities Available for Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Government sponsored enterprises	$23,386	$161	$—	$23,547
Residential collateralized mortgage obligations	24,712	186	153	24,745
Residential mortgage backed securities	29,014	246	56	29,204
Corporate securities	27,440	133	97	27,476
State and political subdivisions	37,604	728	160	38,172
	$142,156	$1,454	$466	$143,144
December 31, 2012
U.S. government federal agency	$1,001	$1	—	$1,002
Government sponsored enterprises	25,544	246	—	25,790
Residential collateralized mortgage obligations	20,018	326	—	20,344
Residential mortgage backed securities	7,486	230	—	7,716
Corporate securities	12,520	204	3	12,721
State and political subdivisions	40,190	1,260	62	41,388
	$106,759	$2,267	$65	$108,961

Securities with a fair value of $47.7 million and $47.1 million were pledged as collateral on public funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law as of September 30, 2013 and December 31, 2012, respectively.

The amortized cost and fair value of debt securities available for sale as of September 30, 2013, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$21,785	$21,848
Over 1 year through 5 years	55,854	56,454
5 years through 10 years	7,340	7,266
Over 10 years	3,451	3,627
Residential collateralized mortgage obligations and mortgage backed securities	53,726	53,949
	$142,156	$143,144

There were no gross realized gains or losses on the sales of securities during the three and nine months ended September 30, 2013 and 2012.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believes were other-than-temporarily impaired, at September 30, 2013 and December 31, 2012.

The unrealized losses in the portfolio at September 30, 2013, resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to sell and does not believe it will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 5.	Loans

A summary of the balances of loans follows (in thousands):

	September 30, 2013	December 31, 2012
Construction and Land Development	$21,694	$30,494
Farmland and Agricultural Production	8,656	7,211
Residential 1-4 Family	80,208	77,567
Commercial Real Estate	383,320	366,901
Commercial	155,116	140,895
Consumer and other	10,362	14,361
	659,356	637,429
Net deferred loan (fees) costs	(316)	(315)
Allowance for loan losses	(20,203)	(22,878)
	$638,837	$614,236

The following table presents the contractual aging of the recorded investment in past due and nonaccrual loans by class of loans as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Nonaccrual Loans	Total Loans
Construction and Land Development	$21,112	$—	$—	—	$21,112	$582	$21,694
Farmland and Agricultural Production	8,656	—	—	—	8,656	—	8,656
Residential 1-4 Family	77,871	146	2	—	78,019	2,189	80,208
Commercial Real Estate
Multifamily	23,002	—	—	—	23,002	—	23,002
Retail	102,830	—	4,125	—	106,955	—	106,955
Office	39,639	—	—	—	39,639	3,247	42,886
Industrial and Warehouse	55,029	—	—	—	55,029	—	55,029
Health Care	36,248	—	—	—	36,248	—	36,248
Other	112,705	25	293	—	113,023	6,177	119,200
Commercial	146,505	206	327	50	147,088	8,028	155,116
Consumer and other	10,294	22	16	—	10,332	30	10,362
Total	$633,891	$399	$4,763	50	$639,103	$20,253	$659,356

December 31, 2012	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Nonaccrual Loans	Total Loans
Construction and Land Development	$27,097	$—	$—	$—	$27,097	$3,397	$30,494
Farmland and Agricultural Production	7,211	—	—	—	7,211	—	7,211
Residential 1-4 Family	74,834	352	68	—	75,254	2,313	77,567
Commercial Real Estate					—		—
Multifamily	17,632	—	—	—	17,632	—	17,632
Retail	100,646	—	—	—	100,646	2,000	102,646
Office	45,602	—	—	—	45,602	4,309	49,911
Industrial and Warehouse	47,941	—	—	—	47,941	2,621	50,562
Health Care	22,215	—	—	—	22,215	—	22,215
Other	112,270	299	2,024	—	114,593	9,342	123,935
Commercial	136,636	1,062	—	—	137,698	3,197	140,895
Consumer and other	13,577	18	4	—	13,599	762	14,361
Total	$605,661	$1,731	$2,096	$—	$609,488	$27,941	$637,429

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. Therefore, there is no balance to report at September 30, 2013 and December 31, 2012.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$10,283	$6,304	$5,076	$31	$21,694
Farmland and Agricultural Production	8,656	—	—	—	8,656
Commercial Real Estate
Multifamily	22,194	808	—	—	23,002
Retail	85,438	15,511	6,006	—	106,955
Office	34,675	1,444	4,629	2,138	42,886
Industrial and Warehouse	54,378	651	—	—	55,029
Health Care	34,920	1,328	—	—	36,248
Other	109,528	2,241	3,965	3,466	119,200
Commercial	140,332	6,454	3,545	4,785	155,116
Total	$500,404	$34,741	$23,221	$10,420	$568,786

September 30, 2013	Performing	Non-performing	Total
Residential 1-4 Family	$78,036	$2,172	$80,208
Consumer and other	10,332	30	10,362
Total	$88,368	$2,202	$90,570

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$12,556	$14,541	$2,227	1,170	$30,494
Farmland and Agricultural Production	7,211	—	—	—	7,211
Commercial Real Estate
Multifamily	16,904	728	—	—	17,632
Retail	78,065	16,463	8,118	—	102,646
Office	39,553	6,049	2,844	1,465	49,911
Industrial and Warehouse	41,795	6,146	—	2,621	50,562
Health Care	20,875	1,340	—	—	22,215
Other	106,202	6,923	5,712	5,098	123,935
Commercial	123,848	7,556	9,376	115	140,895
Total	$447,009	$59,746	$28,277	10,469	$545,501

December 31, 2012	Performing	Non-performing	Total
Residential 1-4 Family	$75,254	$2,313	$77,567
Consumer and other	13,599	762	14,361
Total	$88,853	$3,075	$91,928

Non-performing loans include those on nonaccrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended September 30, 2013 and 2012 (in thousands):

September 30, 2013	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,729	$379	$2,024	$11,842	$3,529	$131	$—	$20,634
Provision for loan losses	(511)	59	(232)	875	1,003	22	—	1,216
Loans charged-off	(7)	—	(142)	(1,414)	(742)	(11)	—	(2,316)
Recoveries of loans previously charged-off	548	—	9	71	41	—	—	669
Ending balance	$2,759	$438	$1,659	$11,374	$3,831	$142	$—	$20,203

September 30, 2012
Allowance for loan losses:
Beginning balance	$6,352	$771	$2,427	$12,688	$3,824	$229	$—	$26,291
Provision for loan losses	61	(157)	551	883	(245)	25		1,118
Loans charged-off	(960)	—	(27)	(1,226)	(287)	—	—	(2,500)
Recoveries of loans previously charged-off	21	—	55	200	305	1	—	582
Ending balance	$5,474	$614	$3,006	$12,545	$3,597	$255	$—	$25,491

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the nine months ended September 30, 2013 and 2012 (in thousands):

September 30, 2013	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$—	$22,878
Provision for loan losses	(2,128)	(34)	(408)	2,095	3,803	588	—	3,916
Loans charged-off	(1,295)	—	(553)	(2,811)	(3,218)	(604)	—	(8,481)
Recoveries of loans previously charged-off	1,427	—	58	226	171	8	—	1,890
Ending balance	$2,759	$438	$1,659	$11,374	$3,831	$142	$—	$20,203

September 30, 2012
Allowance for loan losses:
Beginning balance	$6,252	$1,595	$2,408	$11,438	$4,337	$280	$681	$26,991
Provision for loan losses	341	372	1,341	4,143	65	(30)	(681)	5,551
Loans charged-off	(1,693)	(1,353)	(816)	(3,536)	(1,285)	—	—	(8,683)
Recoveries of loans previously charged-off	574	—	73	500	480	5	—	1,632
Ending balance	$5,474	$614	$3,006	$12,545	$3,597	$255	$—	$25,491

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$45	$179	$1,044	$—	$1,268
Collectively evaluated for impairment	2,759	438	1,614	11,195	2,787	142	18,935
Ending balance	$2,759	$438	$1,659	$11,374	$3,831	$142	$20,203
Loans:
Individually evaluated for impairment	$603	$—	$4,065	$14,169	$10,646	$30	$29,513
Collectively evaluated for impairment	21,091	8,656	76,143	369,151	144,470	10,332	629,843
Ending balance	$21,694	$8,656	$80,208	$383,320	$155,116	$10,362	$659,356

December 31, 2012
Period-ended amount allocated to:
Individually evaluated for impairment	$1,173	—	$45	$10	$59	$—	$1,287
Collectively evaluated for impairment	3,582	472	2,517	11,854	3,016	150	21,591
Ending balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$22,878
Loans:
Individually evaluated for impairment	$3,398	—	$5,770	$24,280	$5,983	$762	$40,193
Collectively evaluated for impairment	27,096	7,211	71,797	342,621	134,912	13,599	597,236
Ending balance	$30,494	$7,211	$77,567	$366,901	$140,895	$14,361	$637,429

The following tables present additional detail of impaired loans, segregated by class, as of and for the three and nine months ended September 30, 2013 and year ended December 31, 2012 (in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

September 30, 2013
				Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$1,189	$603	$—	$865	$1	$1,534	$7
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	4,127	3,381	—	3,529	16	4,060	46
Commercial Real Estate
Multifamily	91	91	—	122	1	61	3
Retail	—	—	—	880	—	1,365	—
Office	3,785	3,247	—	3,168	—	3,435	—
Industrial and Warehouse	2,497	2,497	—	2,505	26	3,814	253
Health Care	—	—	—	—		—	—
Other	10,374	6,468	—	7,987	18	9,906	52
Commercial	9,593	7,297	—	8,765	44	8,437	117
Consumer and other	187	30	—	125	—	389	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—	239	—
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	684	684	45	1,458	—	1,364	—
Commercial Real Estate
Multifamily	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—	—	—
Health Care	—	—	—	—	—	—	—
Other	1,866	1,866	179	2,516	—	1,763	30
Commercial	3,516	3,349	1,044	2,324	—	1,751	—
Consumer and other	—	—	—	—	—	—	—
Total	$37,909	$29,513	$1,268	$34,244	$106	$38,118	$508

December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$7,979	$2,201	$—	$2,015	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	3,773	3,324	—	3,531	65
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	3,404	2,000	—	5,241	23
Office	5,354	4,309	—	2,768	—
Industrial and Warehouse	6,384	5,166	—	1,919	15
Health Care	—	—	—	—	—
Other	15,767	11,537	—	4,172	—
Commercial	6,003	5,924	—	5,966	340
Consumer and other	762	762	—	387	—
With an allowance recorded:
Construction and Land Development	1,244	1,197	1,173	3,009	—
Farmland and Agricultural Production	—	—	—	338	—
Residential 1-4 Family	2,625	2,446	45	2,484	91
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	—	—	—	1,519	—
Office	—	—	—	1,739	—
Industrial and Warehouse	—	—	—	736	—
Health Care	—	—	—	—	—
Other	1,268	1,268	10	3,902	52
Commercial	59	59	59	1,335	—
Consumer and other	—	—	—	31	—
Total	$54,622	$40,193	$1,287	$41,092	$586

There were no troubled debt restructurings during the three months ended September 30, 2013. The following tables presents troubled debt restructurings during the three months ended September 30, 2012 and nine months ended September 30, 2013 and 2012 (in thousands, except number of contracts):

Three months ended September 30, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs and Specific Reserves
Construction and Land Development	1	$1,092	$653	$548
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	2	76	126	—
Commercial Real Estate
Multifamily	—	—	—	—
Retail	—	—	—	—
Office	—	—	—	—
Industrial and Warehouse	—	—	—	—
Health Care	—	—	—	—
Other	1	1,038	1,038	—
Commercial	1	749	250	199
Consumer and other	—	—	—	—
	5	$2,955	$2,067	$747

Nine months ended September 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs and Specific Reserves
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	1	211	211	—
Commercial Real Estate
Multifamily	—	—	—	—
Retail	—	—	—	—
Office	—	—	—	—
Industrial and Warehouse	1	2,567	2,567	—
Health Care	—	—	—	—
Other	—	—	—	—
Commercial	—	—	—	—
Consumer and other	—	—	—	—
	2	$2,778	$2,778	$—
Nine months ended September 30, 2012
Construction and Land Development	1	$1,092	$653	$548
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	12	3,983	4,033	—
Commercial Real Estate				—
Multifamily	—	—	—	—
Retail	1	1,468	1,453	19
Office	—	—	—	—
Industrial and Warehouse	—	—	—	—
Health Care	—	—	—	—
Other	8	3,519	5,850	11
Commercial	2	3,232	2,733	199
Consumer and other	—	—	—	—
	24	$13,294	$14,722	$777

The following tables present troubled debt restructurings during the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, by class and type of modification (in thousands):

	Nine months ended September 30, 2013
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	—	211	—	—	211
Commercial Real Estate	—	—	2,567	—	—	2,567
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	$—	$—	$2,778	$—	$—	$2,778

	Three months ended September 30, 2012
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$1,092	$—	$—	$—	$—	$1,092
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	—	—	—	76	76
Commercial Real Estate	—	—	—	—	1,038	1,038
Commercial	—	—	—	—	749	749
Consumer and other	—	—	—	—	—	—
	$1,092	$—	$—	$—	$1,863	$2,955

	Nine months ended September 30, 2012
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$1,092	$—	$—	$—	$—	$1,092
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	2,271	—	—	1,712	3,983
Commercial Real Estate	246	3,703	—	—	1,038	4,987
Commercial	—	—	2,341	142	749	3,232
Consumer and other	—	—	—	—	—	—
	$1,338	$5,974	$2,341	$142	$3,499	$13,294

Troubled debt restructurings that were accruing were $9.3 million and $12.8 million, respectively, as of September 30, 2013 and December 31, 2012. Troubled debt restructurings that were non-accruing were $9.0 million and $19.8 million, respectively, as of September 30, 2013 and December 31, 2012. Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the nine months ended September 30, 2013. Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following presents a rollfoward activity of troubled debt restructurings (in thousands except number of loans):

	Nine months ended
	September 30, 2013
	Recorded Investment	Number of Loans
Balance, beginning	$32,594	49
Additions to troubled debt restructurings	2,778	2
Removal of troubled debt restructurings	—	—
Charge-off related to troubled debt restructurings	(1,463)	—
Transfers to other real estate owned	(2,230)	(3)
Repayments and other reductions	(13,422)	(11)
Balance, ending	$18,257	37

Restructured loans are evaluated for impairment at each reporting date as part of the Company’s determination of the allowance for loan losses.

Note 6.	Deposits

The composition of interest-bearing deposits is as follows (in thousands):

	September 30, 2013	December 31, 2012
NOW and money market accounts	$207,631	$244,441
Savings	24,195	25,411
Time deposit certificates, $100,000 or more	226,507	254,268
Other time deposit certificates	125,310	142,426
	$583,643	$666,546

At September 30, 2013 and December 31, 2012, brokered deposits amounted to $4.6 million and $16.6 million, respectively, which are included in other time deposit certificates.

Note 7.	Subordinated Debt

In May 2009, the Company completed a private placement offering to individual accredited investors of (i) $5.0 million in common stock at $4.63 per share and (ii) $4.1 million of 8% Series A non-cumulative convertible preferred stock (the “Series A Preferred Stock”) with a purchase price and liquidation preference of $1,000 per share. The Series A Preferred Stock was convertible to common stock at $10.00 per share on or after five years. On July 9, 2009, each share of Series A Preferred Stock was, automatically and without any action on the part of the holder thereof, exchanged for Company subordinated notes in the same face amount as the shares for which they were exchanged. The holders of the notes are entitled to interest at 8% payable annually, and the notes will mature on the tenth anniversary from the date of issuance. The notes are redeemable by the Company on or after five years of the date of issuance, in whole or in part, at a price equal to 100% of the outstanding principal amount of such note redeemed. The notes are convertible to common stock at $10.00 per share on or after five years. The subordinated debt qualifies for regulatory capital treatment subject to certain limits as total capital of the Company at September 30, 2013. The outstanding balance at September 30, 2013 and December 31, 2012 was $4.1 million.

On March 12, 2013, the Company completed a private placement offering of $10.0 million of subordinated indebtedness coupled with warrants to purchase in the aggregate 250,000 shares of Company common stock at a price of $4.00 per share. These securities were offered in denominations of $10,000 per note evidencing the subordinated indebtedness along with a warrant to purchase 250 shares of Company common stock at $4.00 per share. The subordinated indebtedness bears interest at an annual rate of 9.0% and will mature on the tenth anniversary from the date of issuance. Interest on the subordinated indebtedness has been accruing from the date of issuance and is payable semi-annually, in arrears. The warrants will remain outstanding following any such redemption of the subordinated indebtedness, and will have a term of ten years from the date of issuance, whereafter they will expire. The notes are redeemable by the Company on or after two years from the date of issuance, in whole or in part, at a price equal to 100% of the outstanding principal amount of such note redeemed. Proceeds from the private placement were allocated to the two instruments based on the relative fair values of the subordinated indebtedness without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants was approximately $277,000 and was accounted for as paid-in capital at estimated fair value. The remainder of the discount was allocated to the subordinated indebtedness as part of the transaction. The discount will be accreted over the term of the warrants using the interest method. The outstanding balance net of the associated discount was $9.7 million at September 30, 2013.
On September 30, 2013, the Company completed a private placement offering of $5.5 million of subordinated indebtedness. These securities were offered in denominations of $1,000 per note. The subordinated notes will mature on the eighth anniversary of the issuance of the notes. The Company will have the option to redeem the notes in whole or part, upon the occurrence of certain events affecting the regulatory capital or tax treatment of the notes prior to the fifth anniversary of the issuance. The holders of the notes are entitled to interest at 8.625% payable in arrears, on March 31, June 30, September 30, and December 31 of each year, beginning December 31, 2013, and at maturity. On or after the fifth anniversary of the effective date of the subordinated notes, the Company may redeem the notes, in whole or in part, upon giving notice to the holders. The outstanding balance was $5.5 million at September 30, 2013.

Note 8.	Other Borrowed Funds

The composition of other borrowed funds is as follows (in thousands):

	September 30, 2013	December 31, 2012
Securities sold under agreements to repurchase	$30,444	$24,842
Federal Home Loan Bank Advances
Maturity dates, fixed interest rate
October 16, 2013, 0.15%	5,000	—
Federal funds purchased	2,500	—
Mortgage note payable	715	853
	$38,659	$25,695

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

At September 30, 2013, future principal payments are as follows (in thousands):

2013	$48
2014	197
2015	210
2016	222
2017	38
$715

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago (“FHLB”).  The Bank had $74.5 million and $31.0 million of loans pledged as collateral for FHLB advances as of September 30, 2013 and December 31, 2012, respectively.  There were $5.0 million and $0 in advances outstanding at September 30, 2013 and December 31, 2012.

The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $326.5 million and $198.0 million of loans pledged as collateral under these agreements as of September 30, 2013 and December 31, 2012, respectively. There were no borrowings outstanding at September 30, 2013 and December 31, 2012.

Note 9.	Income Taxes

Income tax (benefit) expense recognized is as follows (in thousands):

	Nine months ended September 30,
	2013	2012
Current	$496	$429
Deferred	1,035	(157)
Change in valuation allowance	(15,599)	241
	$(14,068)	$513

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	Nine months ended September 30,
	2013	2012
Federal income tax at statutory rate	$1,187	$741
Increase (decrease) due to:
Valuation allowance	(15,599)	241
State income tax, net of federal benefit	213	133
Benefit of income taxed at lower rate	(34)	(21)
Tax exempt income	(161)	(171)
Cash surrender value of life insurance	(37)	(38)
Other	363	(372)
	$(14,068)	$513
Deferred tax assets and liabilities consist of (in thousands):

	September 30, 2013	December 31, 2012
Deferred tax assets:
Allowance for loan losses	$7,046	$8,123
Organization expenses	298	320
Net operating losses	8,045	8,201
Contribution carryforward	25	14
Non-qualified stock options	874	860
Restricted stock	123	86
Foreclosed assets	628	572
Other	321	110
	17,360	18,286
Deferred tax liabilities:
Depreciation	(344)	(230)
Unrealized gains on securities available for sale	(388)	(859)
Prepaid expenses	(21)	(32)
Other	(4)	—
	(757)	(1,121)
Valuation allowance	—	(15,599)
Net deferred tax asset	$16,603	$1,566

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions.

Prior to the merger of its four bank charters in 2013, the Company determined a valuation allowance was necessary for two of those bank charters as of December 31, 2012, largely based on negative evidence including cumulative losses caused by credit losses in its loan portfolio and general uncertainty surrounding future economic and business conditions.
The Company evaluates the need for a deferred tax asset valuation allowance on an ongoing basis, considering both positive and negative evidence. As of September 30, 2013, positive evidence included seven consecutive quarters of income, continued improvement in asset quality ratios, termination of our Memoranda of Understanding with our banking regulators, completion of our consolidation in March 2013 and the prospect that other key drivers of profitability will continue into the future. Negative evidence included no available taxes paid in open carryback years, no significant tax planning opportunties to accelerate taxable income and that 2013 will be the first year of taxable income since 2007. Based on the Company’s assessment of all available evidence, management determined that it was more-likely-than-not that the deferred tax asset would be realized. Therefore, at September 30, 2013, the Company released its $15.6 million valuation allowance against the net deferred tax assets resulting in a credit to income tax (benefit) expense.
The Company has a federal net operating loss carryforward of $19.5 million and $19.9 million can be used to offset future regular corporate federal income tax as of September 30, 2013 and December 31, 2012, respectively. This net operating loss carryforward expires between the year ended December 31, 2028 and December 31, 2032. The Company has an Illinois net operating loss carryforward of $22.6 million and $22.8 million that can be used to offset future regular corporate state income tax as of September 30, 2013 and December 31, 2012 , respectively. These Illinois net operating loss carryforwards will expire between the December 31, 2023 and December 31, 2025, fiscal tax years.

Note 10.	Stock Compensation Plans

The Company maintains the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan”), which assumed and incorporated all outstanding awards under previously adopted Company equity incentive plans. The 2008 Equity Incentive Plan allows for the granting of awards including stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and cash incentive awards. This plan was amended in December 2011 to increase the number of shares authorized for delivery by 1,000,000 shares. As a result, under the 2008 Equity Incentive Plan, 2,430,000 shares of Company common stock have been reserved for the granting of awards.

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

Under the 2008 Equity Incentive Plan, options are to be granted at the fair value of the stock at the date of the grant and generally vest at 33-1/3% as of the first anniversary of the grant date and an additional 33-1/3% as of each successive anniversary of the grant date. Options must be exercised within 10 years after the date of grant.

On August 15, 2013, the Company adopted the First Community Financial Partners 2013 Equity Incentive Plan (“the 2013 Equity Incentive Plan”). The 2013 Equity Incentive Plan allows for the granting of awards including stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and cash incentive awards. Under this plan, 100,000 shares of Company common stock have been reserved for the granting of awards.

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	September 30, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,870,487	$7.83	$681
Granted	—	—
Exercised	—	—
Canceled	(736,583)	9.12
Expired	—	—
Forfeited	(37,200)	6.68

Outstanding at end of period	1,096,704	$7.00	$—

Exercisable at end of period	1,096,704	$7.00	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on September 30, 2013. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $5,000 in compensation expense related to the options for the nine months ended September 30, 2013. At September 30, 2013, there was no further compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at September 30, 2013, is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable

First Community Financial Partners, Inc.
$5.00	366,376	0.8	366,376
$5.53	6,400	1.5	6,400
$6.25	31,400	4.4	31,400
$6.38	10,000	2.6	10,000
$7.50	435,800	3.8	435,800
$8.00	4,000	6.0	4,000
$9.25	242,728	4.6	242,728
	1,096,704		1,096,704

Information pertaining to non-vested options at September 30, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	270,314	$1.84
Granted	—	—
Vested	(5,394)	1.76
Canceled	(264,920)	1.84
Forfeited	—	—
Non-vested shares, end of period	—	$—

The Company also grants restricted stock units to select officers and directors within the organization under the 2008 and 2013 Equity Incentive Plans, which entitle the holder to receive shares of Company common stock in the future, subject to certain terms, conditions and restrictions. Holders of restricted stock units are also entitled to receive additional units equal in value to any dividends paid with respect to the restricted stock units during the vesting period. Compensation expense for the restricted stock units equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period.

In 2012, FCB Plainfield granted 57,850 restricted stock units under its 2012 Equity Incentive Plan with a weighted-average grant-date per share fair value of $7.03, with vesting over a three-year period. In 2013, as a part of the consolidation, 408,262 restricted stock units were granted under the 2008 Equity Incentive Plan with a weighted-average grant-date per share fair value of $3.97, and with vesting over a two-year period, as replacement awards for the stock options which were canceled at the consolidation date. In addition, all restricted stock units granted as a part of the canceled FCB Plainfield 2012 Equity Incentive Plan were fully vested and canceled at the date of consolidation and all holders were paid out in an equivalent amount of cash.

The Company recognized compensation expense of $754,000 and $245,000, respectively, for the nine months ended September 30, 2013 and 2012, related to the 2008 and 2013 Equity Incentive Plans, which included $385,000 in expense related to the canceled FCB Plainfield awards. Total unrecognized compensation expense related to restricted stock grants was $419,000 as of September 30, 2013.

The following is a summary of nonvested restricted stock units:

	September 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	301,701	$1.50
Granted	468,737	3.82
Vested	(45,475)	2.58
Canceled	(55,700)	7.03
Forfeited	—	—
Non-vested shares, end of period	669,263	$3.05

Note 11.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	September 30, 2013	December 31, 2012
Commitments to extend credit	$110,811	$90,368
Standby letters of credit	17,305	12,600
	$128,116	$102,968

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Company would be entitled to seek recovery from the customer. At September 30, 2013 and December 31, 2012, there was $270,000 and $300,000, respectively, recorded as liabilities for the Company’s potential obligations under these guarantees.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 12.	Capital and Regulatory Matters

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial results and condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. In addition, the Bank remains subject to certain of the de novo bank requirements of the Federal Deposit Insurance Corporation (“FDIC”) until the Bank has been chartered for a period longer than seven years. Until October 28, 2015, the Bank is required, among other items, to obtain FDIC approval for any material change to its business plan.

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

As part of its approval of the consolidation, the FDIC had required that the Bank remain subject to these informal regulatory actions instituted at FCB Joliet and FCB Homer Glen for the duration of the memoranda.

Effective August 12, 2013, the Memoranda of Understanding that each of FCB Joliet and FCB Homer Glen had entered into with the FDIC and the IDFPR were terminated.

In addition, First Community is required to obtain prior written approval from the Federal Reserve Bank of Chicago (the “Federal Reserve”) prior to the declaration or payment of dividends by First Community, any increase in indebtedness of First Community or the redemption of First Community stock.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of September 30, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

The Company’s and the Banks’ capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total capital (to risk-weighted assets)
Consolidated	$104,307	14.41%	$57,906	8.00%	N/A	N/A
First Community Financial Bank	100,871	13.71%	58,855	8.00%	$73,568	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	75,840	10.48%	28,953	4.00%	N/A	N/A
First Community Financial Bank	91,702	12.46%	29,427	4.00%	44,141	6.00%
Tier I Capital (to average assets)
Consolidated	75,840	9.22%	32,909	4.00%	N/A	N/A
First Community Financial Bank	91,702	11.15%	32,909	4.00%	41,137	5.00%
December 31, 2012
Total capital (to risk-weighted assets)
Consolidated	$99,579	14.46%	55,079	8.00%	N/A	N/A
FCB Joliet	47,428	13.46%	28,181	8.00%	$35,226	10.00%
FCB Plainfield	18,630	16.40%	9,090	8.00%	11,363	10.00%
FCB Homer Glen	9,878	16.57%	4,769	8.00%	5,961	10.00%
Burr Ridge	22,684	13.90%	13,059	8.00%	16,324	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	86,733	12.60%	27,539	4.00%	N/A	N/A
FCB Joliet	42,905	12.18%	14,090	4.00%	21,135	6.00%
FCB Plainfield	17,185	15.12%	4,545	4.00%	6,818	6.00%
FCB Homer Glen	9,112	15.29%	2,385	4.00%	3,577	6.00%
Burr Ridge	20,632	12.64%	6,530	4.00%	9,795	6.00%
Tier I Capital (to average assets)
Consolidated	86,733	9.87%	35,143	4.00%	N/A	N/A
FCB Joliet	42,905	9.04%	18,982	4.00%	23,727	5.00%
FCB Plainfield	17,185	12.06%	5,698	4.00%	7,123	5.00%
FCB Homer Glen	9,112	11.97%	3,044	4.00%	3,805	5.00%
Burr Ridge	20,632	11.12%	7,418	4.00%	9,273	5.00%

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

Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits, after first deducting their losses (including any accumulated deficit) and provision for loan losses. The payment of dividends by any bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Moreover, the FDIC prohibits the payment of any dividends by a bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the FDIC places restrictions on dividend payments during the first seven years of a new bank’s operations, after which time allowing cash dividends to be paid only from net operating income and does not permit dividends to be paid until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. There were no common share dividends paid during the nine months ended September 30, 2013 and year ended December 31, 2012 by the Company or the Bank.

Note 13.	Fair Value Measurements

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available for Sale: The fair value of the Company’s securities available for sale is determined using Level 2 inputs from independent pricing services. Level 2 inputs consider observable data that may include dealer quotes, market spread, cash flows, treasury yield curve, trading levels, credit information and terms, among other factors. Certain state and political subdivision securities are not valued based on observable transactions and are, therefore, classified as Level 3.

Loans Held for Sale: The fair value of loans held for sale is determined using quoted secondary market prices and classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

September 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$23,547	$—	$23,547	$—
Residential collateralized mortgage obligations	24,745	—	24,745	—
Residential mortgage backed securities	29,204	—	29,204	—
Corporate securities	27,476	—	27,476	—
State and political subdivisions	38,172	—	35,458	2,714
Loans held for sale	2,118	—	2,118	—
Derivative financial instruments	377	—	377	—
Financial Liabilities
Derivative financial instruments	377	—	377	—

December 31, 2012
Financial Assets
Securities Available for Sale:
U.S. government federal agency	$1,002	$—	$1,002	$—
Government sponsored enterprises	25,790	—	25,790	—
Residential collateralized mortgage obligations	20,344	—	20,344	—
Residential mortgage backed securities	7,716	—	7,716	—
Corporate securities	12,721	—	12,721	—
State and political subdivisions	41,388	700	36,406	4,282
Derivative financial instruments	658	—	658	—
Financial Liabilities
Derivative financial instruments	658	—	658	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2013. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2012	$4,282
Total gains or losses (realized/unrealized) included in other comprehensive income	11
Included in earnings	—
Purchases	—
Paydowns and maturities	(1,579)
Transfers in and/or out of Level 3	—
Ending balance, September 30, 2013	$2,714

Beginning balance, December 31, 2011	$3,060
Total gains or losses (realized/unrealized) included in other comprehensive income	(32)
Included in earnings	—
Purchases	1,264
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, September 30, 2012	$4,292

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

September 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans	$28,245	—	—	$28,245
Foreclosed assets	4,205	—	—	4,205

December 31, 2012
Financial Assets
Impaired loans	$38,906	—	—	$38,906
Foreclosed assets	3,419	—	—	3,419

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
Impaired loans	$29,513	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	4,205	Appraisal of Collateral	Selling costs	10.00%

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

As of September 30, 2013 and December 31, 2012, approximately $10.4 million or 41% and $23.5 million, or 58%, of impaired loans were evaluated for impairment using appraisals performed within the last twelve month period, respectively.

Foreclosed assets: Foreclosed assets upon initial recognition are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. Fair values are generally based on third party appraisals of the property resulting in Level 3 classification. The appraised value is discounted by 10% for estimated selling costs which includes broker fees and closing costs and appraisals are obtained annually.

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

The estimated fair values of the Company’s financial instruments are as follows as of September 30, 2013 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$14,142	$14,142	$14,142	$—	$—
Interest-bearing deposits in banks	7,559	7,559	7,559	—	—
Securities available for sale	143,144	143,144	—	140,430	2,714
Nonmarketable equity securities	967	967	—	—	967
Loans held for sale	2,118	—	—	2,118	—
Loans, net	638,837	643,005	—	—	643,005
Accrued interest receivable	2,253	2,253	2,253	—	—
Derivative financial instruments	377	377	—	377	—
Financial liabilities:
Non-interest bearing deposits	114,687	114,687	114,687	—	—
Interest-bearing deposits	583,643	584,095	231,826	—	352,269
Subordinated debt	19,298	19,108	—	—	19,108
Other borrowed funds	38,659	35,751	35,751	—	—
Accrued interest payable	715	715	715	—	—
Derivative financial instruments	377	377	—	377	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2012 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$14,933	$14,933	$14,933	$—	$—
Interest-bearing deposits in banks	132,152	132,152	132,152	—	—
Securities available for sale	108,961	108,961	700	103,979	4,282
Nonmarketable equity securities	967	967	—	—	967
Loans, net	614,236	620,085	—	—	620,085
Accrued interest receivable	2,303	2,303	2,303	—	—
Derivative financial instruments	658	658	—	658	—
Financial liabilities:
Non-interest bearing deposits	114,116	114,116	114,116	—	—
Interest-bearing deposits	666,546	667,809	269,852	—	397,957
Subordinated debt	4,060	3,951	—	—	3,951
Other borrowed funds	25,695	25,695	25,695	—	—
Accrued interest payable	944	944	944	—	—
Derivative financial instruments	658	658	—	658	—

Note 14.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of September 30, 2013 and December 31, 2012, there were $4.9 million and $7.5 million outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The net estimated fair value of interest rate swaps was immaterial as of September 30, 2013 and December 31, 2012. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income the net effect was immaterial during the nine months ended September 30, 2013 and 2012.

Note 15.	Preferred Stock

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

On July 23, 2012, Treasury announced its intentions to auction the Series B Preferred Stock and Series C Preferred Stock. On July 26, 2012, Treasury announced that all of First Community’s 1,100 shares of Series C Preferred Stock were priced and sold to one or more third parties at $661.50 per share, for an aggregate total of $727,650. Treasury did not proceed with the sale of Series B Preferred Stock in First Community due to the fact that Treasury did not receive sufficient bids above the minimum bid price in accordance with the auction procedures. The book value of the Series C Preferred Stock was $837,000 at September 30, 2013 and dividends are paid quarterly at an annual rate of 9.0%.

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

On November 8, 2012, First Community entered into a TARP Securities Purchase Option Agreement with certain of the current holders of the Series B Preferred Stock and Series C Preferred Stock. Pursuant to the TARP Securities Purchase Option Agreement, First Community has the option, but is not required, to repurchase from such certain holders their shares of Series B Preferred Stock at a discount. $16,824,000 face amount, or 16,824 shares, of Series B preferred stock are subject to the discount option. The TARP Securities Purchase Option Agreement provides that First Community can achieve a discount upon repurchase between 18.5% and 31% from the $1,000 per share face value of the Series B Preferred Stock if such shares are repurchased, in whole or in part, before September 13, 2014. The available percentage discount is 31% through March 13, 2013, 27.139% from March 14, 2013 through September 12, 2013, 23% from September 13, 2013 through March 13, 2014, and 18.5% from March 14, 2014 through September 13, 2014. If any shares subject to the TARP Securities Purchase Option Agreement are repurchased following September 13, 2014, the agreement does not provide for a discount.

The Series C Preferred Stock may not be redeemed until all Series B Preferred Stock has been redeemed, repurchased or otherwise acquired by the Company.  All redemptions are subject to the approval of the Company’s federal banking regulatory agency.

On March 12, 2013, pursuant to the terms of the TARP Securities Purchase Option Agreement the Company repurchased 9,500 shares, or $9.5 million, of its Series B Preferred Stock at $690.00 per share. The total cost of repurchasing these shares was approximately $6.6 million which included accrued and unpaid dividends earned on the shares through the date of repurchase. A gain on retirement of preferred stock of $2.9 million was recorded through accumulated deficit.

On September 30, 2013, pursuant to the terms of the TARP Securities Purchase Option Agreement the Company repurchased 7,324shares, or $7.3 million, of its Series B Preferred Stock at $728.61 per share. The total cost of repurchasing these shares was $5.3 million which included accrued and unpaid dividends earned on the shares through the date of repurchase. A gain on retirement of preferred stock of $2.0 million was recorded through accumulated deficit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. “Risk Factors” and other sections of the Company’s December 31, 2012 Annual Report on Form 10-K and the Company’s other filings with the SEC, and other risks and uncertainties, including changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, including the rules recently adopted by the U.S. Federal banking authorities to implement the Basel III capital accords, monetary and fiscal policies of the U.S. Government, including policies of Treasury and the Board of Governors of the Federal Reserve System, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
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
Results of Operations

Overview

Highlighted operational data includes:

•
Net income available to common stockholders increased $14.8 million to $15.0 million for the three months ended September 30, 2013 compared to net income available to common stockholders of $208,000 for the same period in 2012.  In addition, net income available to common stockholders was $567,000 for the three months ended June 30, 2013.  The increase in net income was primarily due to an income tax benefit of $14.1 million resulting from the reversal of the previously established valuation allowance on the Company’s deferred tax asset.

•
First Community repurchased $7.3 million of its outstanding $12.5 million Series B Preferred Stock during the third quarter of 2013. The 7,324 preferred shares, with a liquidation preference of $1,000 per share, were repurchased at a cost of $5.3 million resulting in a gain attributable to common shareholders of $2.0 million.

•
Book value per common share increased $1.04 to $5.34 at September 30, 2013, compared to $4.30 at June 30, 2013. Book value per common share increased $1.20 to $5.34 at September 30, 2013 from $4.14 at December 31, 2012.

•	Investment securities increased by $27.8 million to $143.1 million at September 30, 2013 from June 30, 2013 as management deployed excess liquidity.

•
Loans increased by $21.9 million during the nine months ended September 30, 2013 and $11.0 million during the third quarter of 2013. Commitments to extend credit also increased $25.1 million during 2013 and $33.0 million during the third quarter of 2013.

•
Non-performing loans decreased $7.6 million to $20.3 million or 3.08% of total loans at September 30, 2013, compared with $27.9 million or 4.39% of total loans at December 31, 2012. Non-performing loans decreased $6.1 million during the third quarter of 2013.

•
Net interest income decreased only $75,000 for the three months ended September 30, 2013 compared to $28,000 for the same time period ended September 30, 2012. Net interest income remained stable during the third quarter of 2013 at $7.1 million for the three months ended September 30, 2013 compared to $7.0 million for the same time period ended June 30, 2013.

•
Provision for loan losses decreased $300,000 to $1.2 million for the three months ended September 30, 2013 compared to $1.5 million for the three months ended June 30, 2013 as a result of the overall decrease in non-performing loans.

•
Noninterest expenses continued to improve as a result of the 2013 merger of First Community's four bank subsidiaries and overall improved operating performance. Noninterest expense for the third quarter of 2013 was $5.1 million, which was an $209,000 improvement over the third quarter of 2012. Noninterest expense increased $357,000 to $5.1 million for the three months ended September 30, 2013 compared to three months ended June 30, 2013. The increase was due to new hires in the Company’s residential mortgage loan operation along with the grant of restricted stock units that immediately vested.

Historical Summary Financial Data
(unaudited except data for year ended December 31, 2012)

	As of
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands, except share data)
Total assets	852,409	$837,108	$867,520	$902,600	$886,662
Total securities (1)	144,111	116,270	105,270	109,928	109,108
Loans	659,040	648,081	643,354	637,114	654,328
Allowance for loan losses	(20,203)	(20,634)	(21,931)	(22,878)	(25,490)
Net loans	638,837	627,447	621,423	614,236	628,838
Non-performing loans (2)	20,312	26,429	31,218	27,941	33,706
Total deposits	698,330	708,412	747,846	780,662	757,665
Subordinated debt	19,298	13,791	13,783	4,060	4,060
Other borrowed funds	38,659	28,536	19,769	25,695	32,201
Shareholders’ equity (3)	92,660	82,756	82,759	87,931	87,203
Common shares outstanding	16,221,413	16,155,938	16,175,938	12,175,401	12,052,402

Footnotes:
(1) Includes available for sale securities recorded at fair value and Federal Home Loan Bank stock at cost.
(2) Non-performing loans include loans on nonaccrual status and those past due more than 90 days and still accruing interest.
(3) Includes shareholders’ equity attributable to outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and Fixed Rate Cumulative Perpetual Preferred Stock, Series C.

	For the Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Selected Operating Data	(dollars in thousands, except per share data)
Interest income	$8,609	$8,597	$8,893	$9,153	$9,569
Interest expense	1,514	1,575	1,518	1,758	1,985
Net interest income	7,095	7,020	7,371	7,395	7,584
Provision for loan losses	1,216	1,468	1,232	1,511	1,118
Net interest income after provision for loan losses	5,879	5,552	6,139	5,884	6,466
Non-interest income	306	(27)	740	335	(134)
Non-interest expense	5,079	4,728	5,397	5,361	5,288
Income before income taxes	1,106	803	1,482	858	1,044
Income tax (benefit) expense	(14,102)	—	34	(172)	170
Income before non-controlling interest	15,208	803	1,448	1,030	874
Net income attributable to non-controlling interests	—	—	54	185	311
Net income applicable to First Community Financial Partners, Inc.	15,208	803	1,394	845	563
Dividends and accretion on preferred shares	236	236	314	355	355
Net income applicable to common shareholders	$14,972	$567	$1,080	$490	$208

Per Share Data
Earnings (loss) per common share
Basic	$0.92	$0.04	$0.08	$0.04	$0.02
Diluted	0.92	0.03	0.08	0.04	0.02
Book value per common share	5.34	4.29	4.30	4.14	4.15

Performance Ratios
Annualized return on average assets	7.10%	0.27%	0.49%	0.22%	0.09%
Annualized return on average common equity	71.68%	2.72%	4.93%	2.25%	0.95%
Net interest margin	3.47%	3.39%	3.44%	3.48%	3.44%
Interest rate spread	3.26%	3.19%	3.26%	3.28%	3.26%
Efficiency ratio (1)	68.63%	67.52%	65.68%	69.35%	79.14%
Average interest-earning assets to average interest-bearing liabilities	128.05%	126.06%	126.13%	124.85%	126.13%
Average loans to average deposits	92.29%	88.94%	83.30%	85.15%	83.30%

Footnotes:
(1) We calculate our efficiency ratio by dividing non-interest expense by the sum of net interest income and non-interest income.
No tax equivalent adjustments were made as the effect thereof was not material.

	For the Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Asset Quality Ratios
Non-performing loans(2) to total loans	3.08%	4.08%	4.85%	4.39%	5.15%
Non-performing assets(3) to total assets	2.88%	3.47%	3.99%	3.10%	4.23%
Allowance for loan losses to non-performing loans	99.46%	78.07%	70.25%	81.88%	75.62%
Allowance for loan losses to total loans	3.07%	3.18%	3.41%	3.59%	3.90%

Consolidated Capital Ratios
Average equity to average total assets	9.91%	9.77%	9.84%	9.90%	9.94%
Tier 1 leverage	9.22%	9.41%	9.15%	9.87%	9.05%
Tier 1 risk-based capital	10.48%	11.53%	12.02%	12.60%	11.22%
Total risk-based capital	14.41%	14.80%	15.33%	14.46%	12.93%

Footnotes:
(2) Non-performing loans include loans on nonaccrual status and those past due more than 90 days and still accruing interest.
(3) Non-performing assets consist of non-performing loans and other real estate owned.

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
The following tables reflects the components of net interest income for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013			2012
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$652,304	$8,041	4.93%	$656,181	$9,080	5.54%
Investment securities (2)	127,273	536	1.68%	110,498	439	1.59%
Federal funds sold	—	—	—%	15,112	11	0.29%
Interest-bearing deposits with other banks	37,800	32	0.34%	62,899	39	0.25%
Total earning assets	$817,377	$8,609	4.21%	$844,690	$9,569	4.53%

Other assets	25,735			28,609
Total assets	$843,112			$873,299

Liabilities
NOW accounts	$72,149	$33	0.18%	$65,822	$59	0.36%
Money market accounts	139,914	101	0.29%	155,729	144	0.37%
Savings accounts	24,109	10	0.17%	23,550	15	0.25%
Time deposits	358,127	1,035	1.16%	404,696	1,662	1.64%
Total interest bearing deposits	594,299	1,179	0.79%	649,797	1,880	1.16%
Securities sold under agreements to repurchase	29,435	9	0.12%	24,013	10	0.17%
Mortgage payable	734	11	5.99%	915	14	6.12%
Subordinated debentures	13,854	315	9.09%	4,060	81	7.98%
Total interest bearing liabilities	638,322	1,514	0.95%	678,785	1,985	1.17%
Noninterest bearing deposits	112,515			101,691
Other liabilities	8,724			5,809
Total liabilities	$759,561			$786,285

Total shareholders' equity	$83,551			$87,014

Total liabilities and equity	$843,112			$873,299

Interest rate spread			3.26%			3.36%
Net interest income		$7,095			$7,584
Net interest margin			3.47%			3.59%

Footnotes:
(1) Average loans include non-performing loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

	Nine months ended September 30,
	2013			2012
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$645,277	$24,528	5.07%	$663,378	$27,994	5.63%
Investment securities (2)	115,390	1,405	1.62%	102,095	1,220	1.59%
Federal funds sold	5,665	12	0.28%	18,427	43	0.31%
Interest-bearing deposits with other banks	67,701	154	0.30%	67,948	138	0.27%
Total Earning Assets	$834,033	$26,099	4.17%	$851,848	$29,395	4.60%

Other assets	28,450			27,176
Total assets	$862,483			$879,024

Liabilities
NOW accounts	$72,370	$121	0.22%	$63,932	$179	0.37%
Money market accounts	148,455	351	0.32%	157,135	452	0.38%
Savings accounts	24,856	37	0.20%	23,222	49	0.28%
Time deposits	373,522	3,281	1.17%	416,953	5,559	1.78%
Total interest bearing deposits	619,203	3,790	0.82%	661,242	6,239	1.26%
Securities sold under agreements to repurchase	26,858	24	0.12%	22,686	25	0.15%
Mortgage payable	781	36	6.15%	742	33	5.93%
Subordinated debentures	11,331	757	8.91%	4,060	244	8.01%
Total interest bearing liabilities	658,173	4,607	0.93%	688,730	6,541	1.27%
Noninterest bearing deposits	113,403			98,766
Other liabilities	6,059			5,180
Total liabilities	$777,635			$792,676

Total shareholders' equity	$84,848			$86,348

Total liabilities and equity	$862,483			$879,024

Interest rate spread			3.24%			3.33%
Net interest income		$21,492			$22,854
Net interest margin			3.44%			3.58%

Footnotes:
(1) Average loans include non-performing loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

Net interest income was $7.1 million for the three months ended September 30, 2013, a decrease of $489,000, or 6.4%, from $7.6 million for the same period in the prior year. The net interest margin was 3.47% for this period in 2013 and 3.59% for 2012. We saw similar changes for the nine months ended September 30, 2013. The net interest income and margin decrease from the same period of the prior year was due to a decrease in our loan yields partially offset by an improvement in our average cost of funds as a result of an improved deposit mix and downward repricing of interest bearing deposits. Interest expense improved in 2013 as certificates of deposits were either not renewed or repriced at lower rates.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the periods noted (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013 Compared to 2012				2013 Compared to 2012
	Average Volume	Average Rate	Mix	Net Increase (Decrease)	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$(54)	$(991)	$6	$(1,039)	$(757)	$(2,759)	$50	$(3,466)
Investment securities	68	25	4	97	157	26	2	185
Federal funds sold	(11)	(11)	11	(11)	(29)	(4)	2	(31)
Interest-bearing deposits with other banks	(15)	14	(6)	(7)	—	16	16	16
Total interest income	(12)	(963)	15	(960)	(629)	(2,721)	54	(3,296)

Interest expense
NOW accounts	$6	$(29)	$(3)	$(26)	$23	$(72)	$(9)	$(58)
Money market accounts	(15)	(31)	3	(43)	(24)	(81)	4	(101)
Savings accounts	—	(5)	—	(5)	3	(14)	(1)	(12)
Time deposits	(190)	(493)	56	(627)	(574)	(1,901)	197	(2,278)
Securities sold under agreements to repurchase	2	(2)	(1)	(1)	5	(5)	(1)	(1)
Federal Home Loan Bank advances	(3)	—	—	(3)	2	1	—	3
Subordinated debentures	196	11	27	234	432	32	49	513
Total interest expense	$(4)	$(549)	$82	$(471)	$108	$(2,040)	$239	$(1,934)

Change in net interest income	$(8)	$(414)	$(67)	$(489)	$(737)	$(681)	$(185)	$(1,362)

Provision for Loan Losses
The provision for loan losses was $1.2 million for the three months ended September 30, 2013, compared to $1.1 million for the same period in 2012. Net charge-offs decreased to $1.6 million for the three months ended September 30, 2013 compared to $1.9 million for the same period in 2012.
The provision for loan losses was $3.9 million for the nine months ended September 30, 2013, compared to $5.6 million for the same period in 2012. Net charge-offs decreased to $6.6 million for the nine months ended September 30, 2013 compared to $7.1 million for the same period in 2012. The overall decrease in provision for loan losses for the nine months ended September 30, 2013 was due to improved asset quality as some of the problem relationships have been worked out or charged-off. Non-performing loans decreased from December 31, 2012 to September 30, 2013 by 27.3% to $20.3 million from $27.9 million. During the first nine months of 2013, the Company sold $3.5 million in non-performing loans for approximately $2.9 million. Moreover, the Company sold the loan which was held for sale at September 30, 2013 for $2.2 million in October. Management determined that selling the assets to a third party helped to quickly reduce non-performing assets and helped to avoid the carrying costs related to foreclosure.

Non-interest Income

Non-interest income for the three months ended September 30, 2013 increased from the same period in 2012. Losses on foreclosed assets during the third quarter of 2012 contributed to the lower non-interest income for the period. In the current year, there have been fewer loan sales and there was little foreclosed asset sale activity during the third quarter. The Company’s mortgage operation, which started in late 2011, increased volumes significantly during 2012 and 2013 which contributed to generating mortgage fee income. Year over year, mortgage fee income was up through the first nine months, despite the lower fee income for the third quarter of 2013. During the third quarter 2013, First Community added three additional mortgage loan staff members to its residential mortgage loan operation with the goal of increasing future mortgage fee income. The following table sets forth the components of non-interest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Service charges on deposit accounts	$133	$123	$310	$328
Gain on sale of loans	—	101	265	339
(Loss) on foreclosed assets, net	—	(608)	(196)	(720)
Mortgage fee income	63	96	277	225
Other	110	137	363	354
Total non-interest income	$306	$(134)	$1,019	$543

Non-interest Expense

Non-interest expense decreased for the three and nine months ended September 30, 2013 compared to the same periods in 2012. Salaries and employee benefits increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 as a result of incentive compensation accruals added during 2013 and as a result of the improvements in the Company’s operating results. In addition, during the third quarter of 2013, First Community added three additional staff members to its residential mortgage loan operation; therefore increasing salary and benefits expense. However, the overall decrease in non-interest expense from the prior year are a result of the cost savings due to consolidation, along with lower costs incurred related to data processing, loan work outs and foreclosed asset expenses. We continue to see improvements in asset quality and in turn the costs related to our problem assets. In addition, professional fees are normalizing as we completed the consolidation and incurred the costs related to the transaction in 2012 and the first three months of 2013. Other expenses were slightly higher in the third quarter of 2013 compared to the same period in 2012, which was primarily the result of the issuance of stock incentive awards which were immediately vested. These were offset by reductions in FDIC insurance as a result of the decrease in total assets of the Bank and the lifting of the Bank’s Memoranda of Understanding during the third quarter of 2013. The following table sets forth the components of non-interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Salaries and employee benefits	$2,709	$2,482	7,897	7,547
Occupancy and equipment expense	560	637	1,654	1,813
Data processing	219	296	746	901
Professional fees	521	937	1,145	1,784
Advertising and business development	61	112	422	336
Loan workout	66	(169)	110	(75)
Foreclosed assets, net of rental income	57	140	199	551
Other expense	886	853	3,031	2,873
Total non-interest expense	$5,079	$5,288	$15,204	$15,730

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

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions.
Prior to the merger of its four bank charters in 2013, the Company determined a valuation allowance was necessary for two of those bank charters as of December 31, 2012, largely based on negative evidence including cumulative losses caused by credit losses in its loan portfolio and general uncertainty surrounding future economic and business conditions.
The Company evaluates the need for a deferred tax asset valuation allowance on an ongoing basis, considering both positive and negative evidence. As of September 30, 2013, positive evidence included seven consecutive quarters of income, continued improvement in asset quality ratios, termination of our Memoranda of Understanding with our banking regulators, completion of our consolidation in March 2013 and the prospect that other key drivers of profitability will continue in the future. Negative evidence included no available taxes paid in open carryback years, no significant tax planning opportunties to accelerate taxable income and that 2013 will be the first year of taxable income since 2007. Based on the Company’s assessment of all available evidence, management determined that it was more-likely-than-not that the deferred tax asset would be realized. Therefore, at September 30, 2013, the Company released its $15.6 million valuation allowance against the net deferred tax assets resulting in a credit to income tax (benefit) expense.

The Company realized income tax benefits of $14.1 million for the third quarter of 2013 compared with $170,000 of income tax expense for the same period in 2012, and income tax benefits of $14.1 million and $513,000 of income tax expense for the nine months ended September 30, 2013 and 2012. The income taxes in 2012 were related to the income taxes for Burr Ridge which showed taxable income and no longer had a valuation allowance against its net deferred tax asset prior to the consolidation. The decline in income taxes for the three and nine months ended September 30, 2013 compared to the same periods in 2012 is a result of the new tax structure and the release of the deferred tax valuation allowance during the third quarter of 2013. Management now expects normalized income tax expense during the fourth quarter of 2013 and beyond.

Financial Condition
Our assets totaled $852.4 million and $902.6 million at September 30, 2013 and December 31, 2012, respectively. Total loans at September 30, 2013 and December 31, 2012 were $659.4 million and $637.4 million, respectively. Total deposits were $698.3 million and $780.7 million at September 30, 2013 and December 31, 2012, respectively. We continue to see decreases in money market and time deposit accounts as we have continued to lower our rates in an effort to lower our overall cost of funding. The decrease in total assets was due to decreases in cash on hand related to decreases in deposits from year-end, in addition to the funding of new loans, and investments in available for sale securities in an effort to deploy additional liquidity. Borrowed funds, consisting of securities sold under agreements to repurchase and a mortgage note payable, totaled $38.7 million and $25.7 million at September 30, 2013 and December 31, 2012, respectively. The increase in other borrowed funds during 2013 relates to increases in securities sold under agreements to repurchase as clients increased their balances in these accounts, in addition to outstanding Federal Home Loan Bank advances and federal funds purchased at the end of the quarter. In addition, $15.5 million in subordinated debt was raised during the nine months ended September 30, 2013.
Total shareholders’ equity was $92.7 million and $87.9 million at September 30, 2013 and December 31, 2012, respectively. The overall increase was as a result of the net income for the nine months ended September 30, 2013 which was offset by the repurchase of preferred shares.

Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$21,694	3%	$30,494	5%	$35,569	5%
Farmland and Agricultural Production	8,656	1%	7,211	1%	8,766	1%
Residential 1-4 Family	80,208	12%	77,567	12%	81,382	12%
Commercial Real Estate	383,320	58%	366,901	58%	366,898	57%
Commercial	155,116	24%	140,895	22%	142,322	22%
Consumer and other	10,362	2%	14,361	2%	19,661	3%
Total Loans	$659,356	100%	$637,429	100%	$654,598	100%
 Total loans increased by $21.9 million during the nine months ended September 30, 2013 as a result of new loan originations. New loans originated during the first nine months of 2013 were primarily in the commercial real estate and commercial loan categories which is in line with our strategy as a commercial bank.
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

At September 30, 2013 and December 31, 2012, the allowance for loan losses was $20.2 million and $22.9 million, respectively, with a resulting allowance to total loans ratio of 3.07% and 3.59%. Net charge-offs for the three months ended September 30, 2013 amounted to $1.6 million, compared to $1.9 million for the same period in 2012. Net charge-offs amounted to $6.6 million for the nine months ended September 30, 2013, compared to $7.1 million for the same period in 2012. Management anticipates the level of allowance to total loans to continue to decrease in the fourth quarter of 2013 and into 2014 as $13.6 million in net charge offs from the fourth quarter of 2010 come out of the historical loss calculation of general reserves in the fourth quarter of 2013. Charge-offs and recoveries for each major loan category are shown in the table below:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$20,634	$26,291	$22,878	$26,991
Charge-offs:
Construction and Land Development	7	960	1,295	1,693
Farmland and Agricultural Production	—	—	—	1,353
Residential 1-4 Family	142	27	553	816
Commercial Real Estate	1,414	1,226	2,811	3,536
Commercial	742	287	3,218	1,285
Consumer and other	11	—	604	—
Total charge-offs	$2,316	$2,500	$8,481	$8,683
Recoveries:
Construction and Land Development	548	21	1,427	574
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	9	55	58	73
Commercial Real Estate	71	200	226	500
Commercial	41	305	171	480
Consumer and other	—	1	8	5
Total recoveries	$669	$582	$1,890	$1,632
Net charge-offs	1,647	1,918	6,591	7,051
Provision for loan losses	1,216	1,118	3,916	5,551
Allowance for loan losses at end of period	$20,203	$25,491	$20,203	$25,491
Selected loan quality ratios:
Net charge-offs to average loans	1.01%	1.17%	2.02%	1.43%
Allowance to total loans	3.07%	3.89%	3.07%	3.89%
Allowance to nonperforming loans	99.51%	75.62%	99.51%	75.62%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment:

	September 30,
(Dollars in thousands)	2013		2012
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans

Construction and Land Development	$2,759	14%	$5,474	21%
Farmland and Agricultural Production	438	2%	614	2%
Residential 1-4 Family	1,659	8%	3,006	12%
Commercial Real Estate	11,374	56%	12,545	50%
Commercial	3,831	19%	3,597	14%
Consumer and other	142	1%	255	1%
Total	$20,203	100%	$25,491	100%

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
There were approximately $20.3 million in nonperforming loans at September 30, 2013 which were down from $27.9 million at December 31, 2012, while there were credits downgraded during the nine months ended September 30, 2013, the loan sale in the amount of $3.5 million which took place during June 2013 helped to reduce the balance from year-end. In addition, the decrease was the result of current year charge-offs, paydowns, and loans moved to foreclosed assets. One non-performing loan was moved to held for sale as the pending sale is anticipated to close in the fourth quarter of 2013.
Impaired loans were $29.5 million and $40.2 million at September 30, 2013 and December 31, 2012, respectively. Included in impaired loans at September 30, 2013 were $5.9 million in loans with valuation allowances totaling $1.3 million, and $23.6 million in loans without a valuation allowance. Included in impaired loans at December 31, 2012 were $5.0 million in loans with valuation allowances totaling $1.3 million, and $35.2 million in loans without a valuation allowance.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing as of:

	September 30, 2013	December 31, 2012	September 30, 2012
Total non-accrual loans	$20,253	$27,941	$30,917
Accruing loans delinquent 90 days or more	50	—	2,789
Total non-performing loans	20,303	27,941	33,706
Troubled debt restructures accruing	9,259	12,817	10,700

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of September 30, 2013 and December 31, 2012 were approximately $16.6 million and $15.1 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under U.S. GAAP.
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

The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government federal agency	$—	$—	$1,001	$1,002
Government sponsored enterprises	23,386	23,547	25,544	25,790
Residential collateralized mortgage obligations	24,712	24,745	20,018	20,344
Residential mortgage backed securities	29,014	29,204	7,486	7,716
Corporate securities	27,440	27,476	12,520	12,721
State and political subdivisions	37,604	38,172	40,190	41,388
	$142,156	$143,144	$106,759	$108,961
Available for sale securities increased $34.2 million to $143.1 million at September 30, 2013 from $109.0 million December 31, 2012, as excess cash was invested during the first nine months of 2013.
Securities with a fair value of $47.7 million and $47.1 million were pledged as collateral on public funds, securities sold under agreements and for other purposes as required or permitted by law as of September 30, 2013 and December 31, 2012, respectively.

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

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$114,687	16.42%	$114,116	14.62%
NOW and money market accounts	207,631	29.73%	244,441	31.31%
Savings	24,195	3.46%	25,411	3.26%
Time deposit certificates, $100,000 or more	226,507	32.45%	254,268	32.57%
Other time deposit certificates	125,310	17.94%	142,426	18.24%
Total	$698,330	100.00%	$780,662	100.00%

Total deposits decreased $82.3 million to $698.3 million at September 30, 2013, from $780.7 million at December 31, 2012. The decrease related to the following: (i) a commercial client removing deposits, which were deposited temporarily upon the sale of a business, of approximately $26.4 million during the first six months of 2013, (ii) the decrease in time deposit certificates of $44.9 million as we continued to lower our time deposit rates and focus on core funding sources, and (iii) the decrease in interest bearing transaction accounts of $4.5 million and (iv) the repurchase of our Series B Preferred Stock totaling $6.5 million with the proceeds of the subordinated debt offering which were held in escrow in a deposit account at the Bank at year-end.

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	September 30, 2013	December 31, 2012
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$26,858	$23,993
Outstanding at end of period	30,444	24,842
Maximum month-end outstanding	32,431	31,303
Rate:
Weighted average interest rate during the year	0.12%	0.33%
Weighted average interest rate at end of the period	0.11%	0.14%

Federal Home Loan Bank borrowings:
Balance:
Average daily outstanding	$330	$—
Outstanding at end of period	5,000	—
Maximum month-end outstanding	5,000	—
Rate:
Weighted average interest rate during the year	0.15%	—%
Weighted average interest rate at end of the period	0.15%	—%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial results and condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. In addition, the Bank remains subject to certain of the FDIC’s de novo bank requirements until the Bank has been chartered for a period longer than seven years. Until October 28, 2015, the Bank is required, among other items, to obtain FDIC approval for any material change to its business plan.

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

As part of its approval of the consolidation, the FDIC had required that the Bank remain subject to these informal regulatory actions instituted at FCB Joliet and FCB Homer Glen for the duration of the memoranda.

Effective August 12, 2013, the Memoranda of Understanding that each of FCB Joliet and FCB Homer Glen had entered into with the FDIC and the IDFPR were terminated.

In addition, First Community is required to obtain prior written approval from the Federal Reserve prior to the declaration or payment of dividends by First Community, any increase in indebtedness of First Community or the redemption of First Community stock.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of September 30, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process. Moreover, the U.S. federal banking authorities’ approval of the Basel III Rules will affect the Company’s and the Bank’s capital requirements. See Note 12 to our Consolidated Financial Statements for more information.

The Company and the Bank’s capital amounts and ratios as of the dates noted are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total capital (to risk-weighted assets)
Consolidated	$104,307	14.41%	$57,906	8.00%	N/A	N/A
First Community Financial Bank	100,871	13.71%	58,855	8.00%	$73,568	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	75,840	10.48%	28,953	4.00%	N/A	N/A
First Community Financial Bank	91,702	12.46%	29,427	4.00%	44,141	6.00%
Tier I Capital (to average assets)
Consolidated	75,840	9.22%	32,909	4.00%	N/A	N/A
First Community Financial Bank	91,702	11.15%	32,909	4.00%	41,137	5.00%
December 31, 2012
Total capital (to risk-weighted assets)
Consolidated	$99,579	14.46%	55,079	8.00%	N/A	N/A
FCB Joliet	47,428	13.46%	28,181	8.00%	$35,226	10.00%
FCB Plainfield	18,630	16.40%	9,090	8.00%	11,363	10.00%
FCB Homer Glen	9,878	16.57%	4,769	8.00%	5,961	10.00%
Burr Ridge	22,684	13.90%	13,059	8.00%	16,324	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	86,733	12.60%	27,539	4.00%	N/A	N/A
FCB Joliet	42,905	12.18%	14,090	4.00%	21,135	6.00%
FCB Plainfield	17,185	15.12%	4,545	4.00%	6,818	6.00%
FCB Homer Glen	9,112	15.29%	2,385	4.00%	3,577	6.00%
Burr Ridge	20,632	12.64%	6,530	4.00%	9,795	6.00%
Tier I Capital (to average assets)
Consolidated	86,733	9.87%	35,143	4.00%	N/A	N/A
FCB Joliet	42,905	9.04%	18,982	4.00%	23,727	5.00%
FCB Plainfield	17,185	12.06%	5,698	4.00%	7,123	5.00%
FCB Homer Glen	9,112	11.97%	3,044	4.00%	3,805	5.00%
Burr Ridge	20,632	11.12%	7,418	4.00%	9,273	5.00%

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
Our off-balance sheet arrangements and contractual obligations are summarized in the table that follows for the periods noted.

	September 30, 2013	December 31, 2012
Commitments to extend credit	$110,811	$90,368
Standby letters of credit	17,305	12,600
	$128,116	$102,968

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
The Company has follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There are no uncertain tax positions as of September 30, 2013 and December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2013, were effective.

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

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

Date: November 13, 2013	/s/ Roy C. Thygesen
Roy C. Thygesen
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2013	/s/ Glen L. Stiteley
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and September 30, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012; and (vi) Notes to Consolidated Financial Statements (Unaudited).

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.