Form 10-K
period 2013-12-31
First Community Financial Partners, Inc.
filed 2014-03-20
CIK 1469134

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is (§ 229.405) not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $45,579,601 as of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates,” and the Registrant is not bound by this determination for any other purpose.

There were issued and outstanding 16,540,313 shares of the Registrant’s common stock as of March 13, 2014.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-K

December 31, 2013

PART I

Item 1. Business

First Community

First Community Financial Partners, Inc. (“First Community” or the “Company”) was formed as a bank holding company in 2006 to focus on organizing de novo banks. First Community is headquartered in Joliet, Illinois. First Community has one banking subsidiary, First Community Financial Bank (the “Bank”). The Bank is the result of the Consolidation of our four prior banking subsidiaries and affiliates (the “Consolidation”) and is discussed in more detail below.

As of December 31, 2013, on a consolidated basis, First Community had total assets of $867.6 million, total deposits of $725.4 million and total stockholders’ equity of $91.6 million. For the Company’s complete financial information as of December 31, 2013 and 2012 and for each of the years then ended, see Item 8. Financial Statements and Supplementary Data.

The Consolidation
Prior to the closing of the Consolidation on March 12, 2013, First Community had an ownership interest in four banking subsidiaries and affiliates: First Community Bank of Joliet (“FCB Joliet”), First Community Bank of Plainfield (“FCB Plainfield”), First Community Bank of of Homer Glen & Lockport (“FCB Homer Glen”), and Burr Ridge Bank and Trust (“Burr Ridge”), as follows:

Bank	Common Stock Ownership Percentage	Preferred Stock Ownership Percentage
FCB Joliet	100%	n/a
FCB Plainfield	78.19%	96.97%
FCB Homer Glen	60.94%	100%
Burr Ridge	53.09%	n/a

On August 27, 2012, First Community entered into definitive merger agreements that resulted in the merger of our four prior baking subsidiaries and affiliates into the Bank, an Illinois chartered banking institution that is wholly owned by First Community. Specifically, the Consolidation consisted of the following mergers: (1) the merger of Interim First Community Bank of Plainfield, an interim Illinois state banking organized for the purpose of carrying out the Consolidation, with and into FCB Plainfield, which resulted in FCB Plainfield becoming a wholly owned subsidiary of First Community, (2) the merger of FCB Homer Glen with and into FCB Joliet, which resulted in the independent banking business of FCB Homer Glen ceasing and its business becoming part of FCB Joliet’s banking business, (3) the merger of Burr Ridge with and into FCB Joliet, which resulted in the independent banking business of Burr Ridge ceasing and its business becoming part of FCB Joliet’s banking business and (4) immediately following the consummation of the three mergers described above, the merger of FCB Joliet with and into FCB Plainfield, both of which were wholly owned by First Community at such time, which resulted in FCB Plainfield becoming the sole surviving bank following the Consolidation and wholly owned by First Community. Upon the closing of the Consolidation, FCB Plainfield was named “First Community Financial Bank”.
In each of the mergers included in the Consolidation, excluding the last step merger of the two then wholly owned banks, FCB Joliet and FCB Plainfield, the consideration paid by First Community to the stockholders of FCB Plainfield, FCB Homer Glen and Burr Ridge (other than shares held in any such bank's treasury or owned by any such bank's subsidiary, First Community or any First Community subsidiary) consisted of common stock of First Community registered with the Securities and Exchange Commission (the “SEC”) pursuant to Registration Statements on Form S-4. Specifically, each such share of FCB Plainfield common stock was converted into the right to receive 2.30 shares of First Community common stock, each such share of FCB Plainfield preferred stock was converted into the right to receive 305.9 shares of First Community common stock, each such share of FCB Homer common stock was converted into the right to receive 1.20 shares of First Community common stock, and each such share of Burr Ridge common stock was converted into the right to receive 2.81 shares of First Community stock. This resulted in the issuance of approximately 4,000,525 shares of First Community common stock. Pursuant to the terms of the Consolidation, all existing FCB Plainfield, FCB Homer Glen and Burr Ridge stock options outstanding as of the time immediately prior to the effective time of the Consolidation terminated in their entirety and were replaced with restricted stock unit awards issued under First Community’s 2008 Equity Incentive Plan.
The Bank
The Bank is a full-service community bank principally engaged in the business of commercial, family and personal banking, and offers customers a broad range of loan, deposit, and other financial products and services through six full-service banking offices and one loan production office located in Cook, DuPage, and Will Counties, Illinois.
The Bank’s primary business is making loans and accepting deposits. The Bank also offers customers a variety of financial products and services that are related or ancillary to loans and deposits, including cash management, funds transfers, bill payment and other online banking transactions, automated teller machines, and safe deposit boxes.
The Bank’s primary lending area consists of the counties where its banking offices are located, and contiguous counties in the State of Illinois. The Bank derives the most significant portion of its revenues from these geographic areas.
The Bank originates deposits predominantly from the areas where its banking offices are located. The Bank relies on its favorable locations, customer service, competitive pricing, Internet access and related deposit services, such as cash management, to attract and retain deposits. While the Bank accepts certificates of deposit in excess of FDIC deposit insurance limits, the Bank generally does not solicit such deposits because they are more difficult to retain than core deposits and at times are more costly than wholesale deposits.
Lending Activities
The Bank’s loan portfolio consists primarily of non-residential real estate loans (owner occupied commercial real estate and investor commercial real estate, multi-family, construction and land development loans), which represented 59.38% of the total loan portfolio of $652.5 million at December 31, 2013. At December 31, 2013, $21.9 million, or 3.36% of the total loan portfolio, consisted of multi-family mortgage loans; $344.8 million, or 52.84% of the total loan portfolio, consisted of other commercial real estate loans; $159.4 million, or 24.44% of the total loan portfolio, consisted of commercial loans; $20.7 million, or 3.18%, of the total loan portfolio, consisted of construction and land loans; and $86.8 million, or 13.30% of the total loan portfolio, consisted of one-to-four family residential mortgage loans, including home equity loans and lines of credit. In addition, the Bank had farm and agricultural loans totalling $8.5 million, or 1.30% and consumer and other loans totalling $10.3 million, or 1.60% of the total portfolio as of December 31, 2013.
Deposit Activities
The Bank’s deposit accounts consist principally of savings accounts, NOW accounts, checking accounts, money market accounts, certificates of deposit, and IRAs and other qualified plan accounts. The Bank also provides commercial checking accounts and related services such as cash management, as well as provide low-cost checking account services.
At December 31, 2013, the Bank’s deposits totaled $725.4 million; interest bearing deposits totaled $613.4 million; non-interest bearing demand deposits totaled $112.0 million; savings, money market and NOW account deposits totaled $264.9 million; and certificates of deposit totaled 348.5 million.
Competition
First Community and the Bank face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from Internet-based financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.
We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. In addition, we reward long-standing relationships with preferred rates and terms on deposit products based on existing and prospective lending business. We do not rely on any individual, group or entity for a material portion of our loans or our deposits.
Employees
At December 31, 2013, First Community and the Bank had 101 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.
Internet Website

We maintain a website with the address www.fcbankgroup.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.

Supervision and Regulation
General
Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of First Community may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the recently created Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the SEC and state securities authorities have an impact on the business of First Community. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of First Community and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury has an investment.
This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to First Community and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
Financial Regulatory Reform
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (i) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (ii) imposed strict rules on mortgage servicing, and (iii) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; repealed the prohibition on the payment of interest on business checking accounts; restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; provided for enhanced regulation of advisers to private funds and of the derivatives markets; enhanced oversight of credit rating agencies; and prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.
Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Our management will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on our results of operations and financial condition.
The Increasing Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role is becoming fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place currently and historically.
First Community and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” are being restricted to capital instruments that are considered to be Tier 1 Capital for insured depository institutions. We did not issue hybrid capital instruments subject to this rule; however, as a result of it, we will not be able to raise capital in the future through these instruments that were popular for bank capital-raising purposes in the past.
Under current federal regulations, the Bank is subject to the following minimum capital standards:

•
A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted book assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

•
For this purpose, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan and lease losses.

•
Further, risk-weighted assets for the purposes of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% are applied.

The capital standards described above are minimum requirements and will be increased under Basel III, as discussed below. Bank regulatory agencies are uniformly encouraging banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the FDIC and Federal Reserve, in order to be “well‑capitalized,” a banking organization, under current federal regulations, must maintain:

•	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,

•	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and

•	A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The FDIC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.
Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
As of December 31, 2013, (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; and (ii) the Bank was “well capitalized,” as defined by FDIC regulations. As of December 31, 2013, First Community had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.
The Basel International Capital Accords. The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for First Community, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for United States’ purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III was intended to be effective globally on January 1, 2013, with phase-in of certain elements continuing until January 1, 2019, and it is currently effective in many countries.
U.S. Implementation of Basel III. After an extended rulemaking process that included a prolonged comment period, in July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the agencies. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).
The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.
The Basel III Rule requires:

•	A new required ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital from the current level of 4% of total assets to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

The Basel III Rule maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.
The Basel III Rule revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banks will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages, with the risk weighting depending on, among other things, whether the mortgage was a prudently underwritten first lien mortgage.
Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like First Community and the Bank to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. We are currently evaluating whether First Community will make the opt-out election. Generally, financial institutions (except for large, internationally active financial institutions) become subject to the new rules on January 1, 2015. However, there will be separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.
First Community
General. As the sole shareholder of the Bank, First Community is a bank holding company. As a bank holding company, we are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, we are legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding First Community and the Bank as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.
The BHCA generally prohibits bank holding companies from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. We do not currently operate as a financial holding company.
Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “-The Increasing Regulatory Emphasis on Capital” above.
U.S. Government Investment in Bank Holding Companies. Events in the United States and global financial markets leading up to the global financial crisis, including deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country beginning in 2008. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.
On October 14, 2008, the Treasury announced a program that provided Tier 1 Capital (in the form of perpetual preferred stock and common stock warrants) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.
As part of this program, on December 11, 2009, we participated in this program by issuing 22,000 shares of First Community’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) to the Treasury for a purchase price of $22.0 million in cash and issued warrants that were immediately exercised by the Treasury for 1,100 shares of First Community’s Fixed Rate Cummulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). The Series B Preferred Stock is non-voting and pays dividends at the rate of 5% per annum from the date of the transaction until the first dividend payment date after the fifth anniversary of the transaction, and thereafter at a rate of 9% per annum. The Series C Preferred Stock is also non-voting and pays dividends at the rate of 9% per annum from the date of the transaction.

Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury held equity issued under the CPP. These requirements were no longer applicable to First Community effective September 21, 2012, the date Treasury completed the sale its ownership of the Series B Preferred Stock and the Series C Preferred Stock to third parties.
Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, we are subject to the Illinois Business Corporation Act, as amended, which prohibits us from paying a dividend if, after giving effect to the dividend: (i) First Community would be insolvent; (ii) the net assets of First Community would be less than zero; or (iii) the net assets of First Community would be less than the maximum amount then payable to shareholders of First Community who would have preferential distribution rights if we were liquidated.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
The Bank
General. The Bank is an Illinois-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the IDFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“nonmember banks”).
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.
Continuing De Novo Bank Requirements The Bank, which was known as FCB Plainfield prior to the Consolidation, remains subject to certain of the FDIC’s de novo bank requirements until the Bank has been chartered for a period longer than seven years or October 28, 2015. Until then, the Bank is required, among other items, to obtain FDIC approval for any material change to its business plan and to maintain a Tier 1 Leverage Capital Ratio of at least 8%.
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.
On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. As such, on December 31, 2009, the Bank prepaid its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012. The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, was returned to the institution and normal quarterly payments resumed.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.
The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that non-interest bearing transaction accounts had unlimited deposit insurance coverage, that program expired on December 31, 2012.
FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2013 was approximately 0.0064%.
Supervisory Assessments. Illinois-chartered banks are required to pay supervisory assessments to the IDFPR to fund its operations. The amount of the assessment paid by an Illinois bank to the IDFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the IDFPR. During the year ended December 31, 2013, the Bank paid supervisory assessments to the IDFPR totaling $64,500.
Dividend Payments. The primary source of funds for First Community is dividends from the Bank. Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits. As of December 31, 2013, the Bank was unable to pay dividends due to having negative retained earnings or an accumulated deficit.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013. Notwithstanding the availability of funds for dividends, however, the FDIC and IDFPR may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.
Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” We are an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to us, investments in our stock or other securities and the acceptance of our stock or other securities as collateral for loans made by the Bank. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of First Community and its subsidiaries, to principal shareholders of First Community and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of First Community or the Bank, or a principal shareholder of First Community, may obtain credit from banks with which the Bank maintains a correspondent relationship.
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
Branching Authority. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.
Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.
State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.
Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2014: the first $13.3 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $13.3 million to $89.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $89.0 million, the reserve requirement is $2,271,000 plus 10% of the aggregate amount of total transaction accounts in excess of $89.0 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Chicago (the “FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.
Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.
Commercial Real Estate Guidance. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Although the Bank’s loan portfolio consists primarily of business and commercial real estate loans, the Bank is in compliance with these guidelines and we do not expect the CRE Guidance to adversely affect our operations.
Consumer Financial Services
There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. Below are additional recent regulatory developments relating to consumer mortgage lending activities. We do not currently expect these provisions to have a significant impact on Bank operations; however, additional compliance resources will be needed to monitor changes.
Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd‑Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.
On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, that implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.” In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.
Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.
As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.
Changes to Mortgage Loan Originator Compensation. Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from

“steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.
Servicing. On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provide for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own. The new servicing rules took effect on January 10, 2014. We do not expect these rules to impact the Bank’s business.
Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. We cannot predict whether any such legislation will be passed or the impact, if any, it would have on our business.
Additional Constraints on First Community and Bank
Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.
The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the act amends the BHC Act to require the federal regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit banking entities to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if the following qualifications are met:

•	The TruPS CDO was established, and the interest was issued, before May 19, 2010;

•	The banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and

•	The banking entity’s interest in the TruPS CDO was acquired on or before December 10, 2013.
Although the Volcker Rule has significant implications for many large financial institutions, we do not currently anticipate that the Volcker Rule will have a material effect on our operations. First Community may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until the application of the final rules is fully understood, the precise financial impact of the rule on First Community, the Bank, its customers or the financial industry more generally, cannot be determined.

Item 1A. Risk Factors

RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond First Community’s control, could negatively impact First Community or the Bank. As financial institutions, First Community and the Bank are exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others. Adverse experience with these or other risks could have a material impact on the financial condition and results of operations of First Community or the Bank, as well as the value of First Community common stock.
Our business may be adversely affected by the highly regulated environment in which we operate.
The Company and the Bank are subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.
As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. The Bank, as an Illinois-chartered bank, is subject to regulation and supervision by both the IDFPR and the FDIC. We and the Bank undergo periodic examinations by these regulators, which have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.
The primary federal and state banking laws and regulations that affect us are described in this annual report under the section captioned “Supervision and Regulation.” These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks will be regulated in the future. In addition, the Federal Reserve has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices. Further, the CFPB was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rule not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rule is fully implemented. However, the Basel III Rule permits banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10.0% or more; and a leverage ratio of 5.0% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital to avoid certain restrictions on dividends and compensation. Generally, financial institutions will become subject to the Basel III Rule on January 1, 2015 with a phase-in period through 2019 for many of the changes.
Such changes, including changes regarding interpretations and implementation, could affect the Company in substantial and unpredictable ways and could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to the Company’s reputation, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The policies of the Federal Reserve also have a significant impact on us. Among other things, the Federal Reserve’s monetary policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our success is dependent to a large extent upon the general economic conditions in the Illinois and Chicago area where the Bank provides banking and financial services. Accordingly, the local economic conditions in Chicago have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.
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
Our business is subject to economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.
From December 2007 through June 2009, the United States economy was in recession. Business activity across a wide range of industries and regions in the United States was greatly reduced. Although general economic conditions have improved, certain sectors remain weak, and unemployment remains at high levels, including within the Chicago area, where most of our customers are located. In addition, local governments and many businesses continue to experience serious difficulty due to lower consumer spending and decreased liquidity in the credit markets.
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
The Company’s financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent upon the business environment in the markets where the Company operates, in the state of Illinois generally and in the United States as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.
Overall, although showing signs of improvement, the business environment was unfavorable for many households and businesses in the United States. While economic conditions in the Chicago area, the state of Illinois and the United States have generally improved since the recession, improvement may not continue or occur at a meaningful rate. Such conditions could materially and adversely affect us.
The preparation of our consolidated financial statements requires us to make estimates and judgments, which are subject to an inherent degree of uncertainty and which may differ from actual results.
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and general reporting practices within the financial services industry, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies, such as those pertaining to our allowance for loan loss and deferred tax assets and the necessity of any related valuation allowance, require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have a material adverse effect on our financial condition or results of operations in subsequent periods.
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
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Open Market Committee of the Federal Reserve.
Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:

•	the Company’s ability to originate loans and obtain deposits,

•	the fair value of the Company’s financial assets and liabilities, and

•	the average duration of the Company’s securities portfolio.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore, earnings and cash flows, could be adversely affected. Earnings and cash flows could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on the Company’s results of operations, if these strategies prove ineffective, or if any substantial, unexpected and prolonged change in market interest rates occurs, such events could have a material adverse effect on us.
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
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. First Community’s controls and procedures may fail or be circumvented.
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
We maintain a system of internal controls and procedures designed to reduce the risk of loss from employee or customer fraud or misconduct, employee errors and operational risks, including data processing system failures and errors and customer or employee fraud. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on us.
We are dependent upon outside third parties for processing and handling of our records and data.
We rely on software developed by third party vendors to process various Company transactions. In some cases, we have contracted with third parties to run their proprietary software on behalf of the Company. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio management. While the Company performs a review of controls instituted by the applicable vendor over these programs in accordance with industry standards and performs its own testing of user controls, we must rely on the continued maintenance of controls by these third party vendors, including safeguards over the security of customer data. In addition, the Company maintains, or contracts with third parties to maintain, backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or a breach of security may have a material adverse effect on us.
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
We have focused on repositioning our portfolio to reduce our exposure to industries and sectors that we no longer consider economically desirable. As of December 31, 2013, 85.12% of the Bank’s loan portfolio consisted of commercial loans, of which approximately 56.20% were commercial real estate loans. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for higher losses on an individual loan basis. Credit quality issues on larger commercial loans, if they were to occur, could cause greater volatility in reported credit quality performance measures, such as total impaired or non-performing loans, and the amount of charge-offs and recoveries between periods. The deterioration of any one or a few of these loans may cause a significant increase in uncollectible loans, which would have a material adverse impact on us.
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

As part of our liquidity management, we use a number of funding sources in addition to what is provided by in-market deposit and repayments and maturities of loans and investments. Although we have increased our funding from our core customers to reduce our reliance on wholesale funding, we continue to use brokered money market accounts and certificates of deposits, out-of-local-market certificates of deposit, broker/dealer repurchase agreements, federal funds purchased and FHLB and Federal Reserve Bank (“FRB”) advances as a source of liquidity.
Under FDIC regulations, only “well-capitalized” institutions may issue brokered certificates of deposit (“CDs”) without prior regulatory approval. The Bank is currently categorized as “well-capitalized” and, therefore, may continue to utilize this funding source. Brokered CD distributors may use other criteria in determining which banks to allow to issue brokered CDs through their distribution network. If our access to the brokered CD market were reduced in any material respect, it could lead to an inability to replace brokered deposits at maturity, which would result in higher costs to, or reduced asset levels at, the Bank.
Our liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on our outstanding debt and equity instruments, capital we inject into the Bank, redemption of our previously issued debt, proceeds we raise through the issuance of debt and equity instruments, and dividends received from the Bank (if permitted). Our future liquidity position may be materially adversely affected if, in the future, one or a combination of the following events occur:

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
Our usual liquidity management challenges include responding to potential volatility in our customers’ deposit balances. We primarily use advances from the FHLB, broker/dealer repurchase agreements and federal funds purchased to meet our immediate liquidity needs. We maintain stable client deposits, which allows us to not heavily rely on wholesale funding sources. However, our recent level of client deposits may not continue, our client deposits may not remain at current levels and we may not be able to maintain the recent reduced reliance on wholesale deposits. Increased customer confidence in general economic conditions, higher expected rates of return on other investments (including a rise in interest rates) or additional restrictions on the availability of FDIC coverage could each cause our customers to move all or a portion of their deposits to other investment options, thus causing a reduction in our deposits and increasing our reliance on wholesale or other funding sources.
Given the losses recorded by the prior bank subsidiaries and affiliates from 2008 through 2011 and the negative retained earnings at the Bank as of December 31, 2013, and the resulting limitations on the ability of the Bank to pay dividends to First Community, we have been dependent upon our current cash position and cash proceeds generated by capital raises to meet liquidity needs at the holding company level. If we foresee that we face diminished liquidity, we may, to the extent possible, seek to issue additional debt or securities which could cause ownership or economic dilution to our current shareholders.
The recent repeal of federal prohibitions on payment of interest on business demand deposits could increase the Company’s interest expense and have a material adverse effect on us.
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
We are rated by several different rating agencies, including International Data Corporation and Bankrate.com. Many factors, both within and out of our control, may cause these agencies to downgrade their ratings related to the Company, which could subject us to negative publicity, adversely impact our ability to acquire or retain deposits and increase our cost of borrowing or limit our asset growth. Also, our credit ratings are an important factor to the institutions that provide our sources of liquidity, and reductions in our credit ratings could adversely affect our liquidity, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.
The Company is a bank holding company and its sources of funds are limited.
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. The Company’s ability to receive dividends or loans from the Bank is restricted and therefore the ability to pay dividends to shareholders is restricted. Currently the Bank is unable to pay dividends due to negative retained earnings. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, the Company’s right to participate in the assets of the Bank in the event of a liquidation or reorganization of the Bank would be subject to the claims of the Bank’s creditors, including depositors, which would take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2013, the Bank had deposits and other liabilities of approximately $776.0 million.
Our business strategy is dependent on our continued ability to attract, develop and retain highly qualified and experienced personnel in senior management and customer relationship positions.
We believe our future success is dependent, in part, on our ability to attract and retain highly qualified and experienced personnel in key senior management and other positions. Our competitive strategy is to provide each of our commercial customers with a highly qualified relationship manager that will serve as the customer’s key point of contact with us. Achieving the status of a “trusted advisor” for our customers also requires that we minimize relationship manager turnover and provide stability to our customer relationships. Competition for experienced personnel in our industry is intense, and we may not be able to successfully attract and retain such personnel.
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
Our future success, in part, depends on our achieving growth in commercial banking relationships that results in increased commercial loans at yields that are profitable to us. Achieving our growth targets requires us to attract customers who currently bank at other financial institutions in our market, thereby increasing our share of the market. Although we believe that we have the necessary resources in place to successfully manage our future growth, our growth strategy exposes us to certain risks and expenses, including adversely affecting our results of operations and placing a significant strain on our management, personnel, systems and resources. In addition, maintaining credit quality while growing our loan portfolio is critical to achieving and sustaining profitable growth. We may not be able to manage our growth effectively. If we fail to do so, we would be materially harmed.
In furtherance of our growth strategy, we may also seek to further reorganize or consolidate our corporate structure or acquire other financial institutions or parts of those institutions in the future, and we may engage in banking center expansion. In connection with future reorganizations, consolidations or acquisitions, we may issue equity securities which could cause ownership and economic dilution to our current shareholders. Moreover, our regulators will need to formally approve our implementation of a reorganization, consolidation or acquisition strategy. Furthermore, following any future reorganization, consolidation, merger or acquisition, our integration efforts may not be successful or, after giving effect to the acquisition, we may not achieve a level of profitability that will justify the investment that we made in any such acquisition.

The Company and the Bank are subject to changes in federal and state tax laws and changes in interpretation of existing laws.
The Company’s financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing federal and state budgetary pressures, the enactment of new federal or state tax legislation may occur. For example, in January 2011, the State of Illinois passed an income tax increase for both individuals and corporations, which increased our state income tax rate. The further enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on us.
Regulatory requirements, growth plans or operating results may require us to raise additional capital, which may not be available on favorable terms or at all.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At December 31, 2013, the Bank was categorized as “well-capitalized” under the applicable regulatory capital framework. To the extent regulatory requirements change, our future operating results erode capital or we seek to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital in any such event would depend on conditions in the capital markets, which are outside of our control, and on our financial condition and performance. Accordingly, our ability to raise capital when needed or on favorable terms is uncertain. The inability to attract new capital investment, or to attract capital on terms acceptable to us, could have a material adverse impact on us.
We have not paid a dividend on our common stock since the Company’s formation in 2006. In addition, regulatory restrictions and liquidity constraints at the holding company level could impair our ability to make distributions on our outstanding securities.

Historically, our primary source of funds at the holding company level has been debt and equity issuances. The Bank and its predecessor banks have not paid dividends to the Company, and the Company has not paid dividends to our common shareholders, since the Company’s formation in 2006. Current and future liquidity constraints at the holding company level could continue to impair our ability to declare and pay dividends on our common or preferred stock or pay interest on our outstanding debt securities in the future. If we are unable to pay dividends or interest on our outstanding securities in the future, the market value of such securities may be materially adversely affected.

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

Our net deferred tax asset totaled $16.8 million as of December 31, 2013. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitations of Section 382 of the Code.  Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of its stock within a rolling three-year period, as calculated in accordance with the rules. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5% or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.  If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, our ability to use any of our net operating loss carryforwards, tax credit carryforwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382 on their use against future taxable income. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a portion of our built-in losses, any net operating loss carryforwards or tax credit carryforwards could expire before we would be able to use them. This could adversely affect our financial position, results of operations and cash flow.

The integration of our prior banking subsidiaries and affiliates with First Community following the Consolidation may present significant challenges.

First Community may face significant challenges in combining its four prior banking subsidiaries and affiliates operations in a timely and efficient manner, and in retaining key personnel. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in First Community not achieving the anticipated benefits of the Consolidation, including operational and financial synergies.
We have a substantial amount of preferred stock and debt outstanding and may incur additional indebtedness in the future, which could restrict our operations.
As of December 31, 2013, we had $6.1 million of preferred stock and $19.3 million of subordinated debt outstanding. We currently expect our dividend and interest expense to be approximately $592,000 in fiscal year 2014. We may not generate sufficient revenues to service our preferred stock or to service or repay our debt, and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, and to pay dividends to our common shareholders.
The degree to which we are leveraged could have important consequences for our shareholders, including:

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making it more difficult for us to satisfy its debt and other obligations;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	placing us at a competitive disadvantage compared to our competitors that have less preferred stock or debt.

If for any reason we are unable to meet our debt service and repayment obligations under any note representing our currently outstanding subordinated debt, we would be in default under the terms of such note, which would allow the holder thereof to declare the principal amount of the note and any accrued but unpaid dividends to be due and payable. If the amounts outstanding under our subordinated notes were to be accelerated, we may not have cash sufficient to repay in full the money owed to our debt holders.
The Consolidation may not be accretive and may cause dilution to our earnings per share, which may negatively affect the price of our common stock following completion of the Consolidation.
We currently anticipate that the Consolidation will be accretive to the earnings per share of the combined company during the 2015 calendar year. This expectation is based on preliminary estimates and assumes certain synergies expected to be realized by the combined Bank during such time. Such estimates and assumptions could materially change due to additional transaction-related costs, the failure to realize any or all of the benefits expected in the merger or other factors beyond the control of First Community or the Bank. All of these factors could delay, decrease or eliminate the expected accretive effect of the Consolidation and cause resulting dilution to the First Community’s earnings per share or to the price of First Community common stock.
The market price of our common stock may be volatile, which could cause the value of an investment in our common stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	downgrades in any securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	any future sales of our common stock or other securities; and

•	additions or departures of key personnel.
The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our common stock. In the past, shareholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources and harm our business or results of operations.
Our stock is relatively thinly traded.
Although our common stock is traded on the OTCQB marketplace, the average daily trading volume of our common stock is relatively small compared to many public companies. The desired market characteristics of depth, liquidity, and orderliness require the substantial presence of willing buyers and sellers in the marketplace at any given time. In our case, this presence depends on the individual decisions of a relatively small number of investors and general economic and market conditions over which we have no control. Due to the relatively small trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the stock price to fall more than would be justified by the inherent worth of the Company. Conversely, attempts to purchase a significant amount of our stock could cause the market price to rise above the reasonable inherent worth of the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2013 the net book value of our properties was $16.4 million. The following is a list of our offices:

Location	Address	Ownership	Square Footage
Joliet Branch	2801 Black Road, Joliet, Illinois, 60435	Owned	11,048
Channahon Branch	25407 South Bell Road, Channahon, Illinois 60410	Leased	8,880
Naperville Branch	24 West Gartner Road, Suite 104, Naperville, Illinois 60540	Leased	4,100
Naperville Loan Production Office	64 S. Washington, Suite 300, Naperville, Illinois 60540	Leased	2,825
Plainfield Branch	14150 S. Rt. 30, Plainfield, Illinois 60544	Owned	12,000
Homer Glen Branch	13901 S. Bell Road, Homer Glen, Illinois 60491	Owned	4,000
Burr Ridge Branch	7020 County Line Road, Burr Ridge, Illinois 60527	Owned	18,863

Item 3. Legal Proceedings

The Company is involved from time to time in various legal actions arising in the normal course of business. While the outcome of the pending proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these proceedings should not have a material adverse effect on our consolidated financial position or results of operation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

First Community’s common stock is traded on the OTCQB marketplace under the symbol “FCMP.” There were approximately 1009 holders of record of our common stock as of March 13, 2014.
The following table presents quarterly high and low bid prices per share information for our common stock for 2013 and 2012. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Market Price Range
	High	Low
2013
Quarter ended December 31	$4.63	$3.60
Quarter ended September 30	4.00	2.58
Quarter ended June 30	4.00	3.00
Quarter ended March 31	4.25	3.50
2012
Quarter ended December 31	$3.00	$2.40
Quarter ended September 30	3.10	2.25
Quarter ended June 30	4.00	2.00
Quarter ended March 31	4.00	1.60
The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors including the ability of the Bank to repay dividends to the Company. In addition, regulatory policies restrict the ability of the Bank to pay dividends due to its negative retained earnings. See Item 1. Business above and Note 14 to our Consolidated Financial Statements contained in Item 8 Financial Statements and Supplementary Data.
First Community has not paid cash dividends on its common stock since its formation in 2006.

Item 6.     Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. “Risk Factors” and other sections of this Annual Report on Form 10-K and the Company’s other filings with the SEC, and other risks and uncertainties, including changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, including the rules recently adopted by the U.S. federal banking authorities to implement the Basel III capital accords, monetary and fiscal policies of the U.S. government, including policies of the Treasury and the Federal Reserve, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

Highlighted operational data includes:

•	Net income available to common shareholders increased $20.5 million to $20.6 million for the year ended December 31, 2013 compared to $104,000 for the year ended December 31, 2012.

•	Book value per common share increased $1.10 to $5.24 at December 31, 2013, compared to $4.14 at December 31, 2012.

•
First Community repurchased $16.8 million of its outstanding $22.0 million Series B Preferred Stock, during 2013. The 16,824 preferred shares, with a liquidation preference of $1,000 per share, were repurchased at a cost of $11.9 million resulting in a gain attributable to common shareholders of $4.9 million.

•	Loan growth before loan sales and chargeoffs was $43.7 million during 2013 which included $15.0 million of loan growth in commercial and residential 1-4 family loans.

•
Non-performing loans decreased $4.7 million to $23.2 million or 3.56% of total loans at December 31, 2013, compared with $27.9 million or 4.39% of total loans at December 31, 2012. Current year asset sales, charge-offs and a continued focus on asset quality contributed to the improvement in 2013.

•	Total special mention, substandard and doubtful loans decreased $41.5 million to $57.0 million at December 31, 2013.

•
Non-interest expense continued to improve as a result of the Consolidation and overall improved operating performance. Non-interest expense for the year was $20.2 million which was a $1.6 million improvement over $21.8 million in the prior year.

Results of Operations
Net Interest Income
Net interest income is the largest component of our income, and is affected by the interest rate environment and the volume and the composition of interest earning assets and interest-bearing liabilities. Our interest earning assets include loans, interest bearing deposits in other banks, investment securities, and federal funds sold. Our interest bearing liabilities include deposits, advances from the FHLB, subordinated debentures, repurchase agreements and other short-term borrowings.
The following table reflects the components of net interest income for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Balances	Income/ Expense	Average Yields/ Rates	Average Balances	Income/ Expense	Average Yields/ Rates	Average Balances	Income/ Expense	Average Yields/ Rates
Assets
Loans (1)	$659,140	$32,664	4.96%	$659,139	$36,626	5.56%	$755,625	$43,888	5.81%
Investment securities (2)	103,596	2,056	1.98	102,627	1,648	1.61	71,252	1,274	1.79
Federal funds sold	17,049	11	0.06	17,048	53	0.31	19,143	64	0.33
Interest bearing deposits with other banks	72,721	167	0.23	71,579	195	0.27	63,372	230	0.36
Total earning assets	$852,506	$34,898	4.09%	$850,393	$38,522	4.53%	$909,392	$45,456	5.00%

Other assets	28,490			28,980			22,843
Total assets	$880,996			$879,373			$932,235

Liabilities
NOW accounts	$64,858	$152	0.23%	$64,858	$234	0.36%	$60,444	$313	0.52%
Money market accounts	158,505	459	0.29	154,017	590	0.38	155,464	903	0.58
Savings accounts	23,505	47	0.20	23,505	64	0.27	23,598	98	0.42
Time deposits	412,258	4,278	1.04	412,257	7,006	1.70	479,356	10,538	2.20
Total interest bearing deposits	659,126	4,936	0.75%	654,637	7,894	1.21%	718,862	11,852	1.65%
Securities sold under agreements to repurchase	23,992	33	0.14%	23,993	33	0.14%	21,258	93	0.44%
Mortgage payable	779	47	6.03	779	47	6.03	—	—	—
FHLB Advances	—	—	—	—	—	—	9,534	117	1.23
Subordinated debentures	13,340	1,190	8.92	4,060	325	8.00	4,060	325	8.00
Total interest bearing liabilities	697,237	6,206	0.89%	683,469	8,299	1.22%	753,714	12,387	1.64%
Non-interest bearing deposits	99,613			101,031			85,696
Other liabilities	5,361			5,436			4,531
Total liabilities	$802,211			$789,936			$843,941

Total shareholders' equity	$78,755			$89,437			$88,294

Total liabilities and equity	$880,966			$879,373			$932,235

Net interest income		$28,692			$30,223			$33,069
Interest rate spread			3.20%			3.31%			3.36%
Net interest margin			3.37%			3.55%			3.64%

Footnotes:
(1) Average loans include non-performing loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

Net interest income was $28.7 million for the year ended December 31, 2013, a decrease of $1.5 million or 5.07%, from $30.2 million for the same period in the prior year. The net interest margin was 3.37% for this period in 2013 and 3.55% for 2012. The net interest income and margin decrease from the prior year was due to a decrease in our loan yields partially offset by an improvement in our average cost of funds as a result of an improved deposit mix and downward repricing of interest bearing deposits. Interest expense decreased in 2013 as certificates of deposits were either not renewed or repriced at lower rates.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the years noted (dollars in thousands):

	Year Ended December 31,
	2013 Compared to 2012				2012 Compared to 2011
	Volume	Rate	Mix	Net Increase (Decrease)	Volume	Rate	Mix	Net Increase (Decrease)

Interest Income
Loans (1)	$—	$(3,962)	$—	$(3,962)	$(5,604)	$(1,901)	$243	$(7,262)
Investment securities (2)	16	388	4	408	561	(130)	(57)	374
Federal funds sold	—	(42)	—	(42)	(7)	(4)	—	(11)
Interest bearing deposits with other banks	—	(28)	—	(28)	30	(57)	(8)	(35)
Total interest income	16	(3,644)	4	(3,624)	(5,020)	(2,092)	178	(6,934)

Interest expense
NOW accounts	$—	$(82)	$—	$(82)	$23	$(95)	$(7)	$(79)
Money market accounts	17	(144)	(4)	(131)	(8)	(307)	2	(313)
Savings accounts	—	(17)	—	(17)	—	(34)	—	(34)
Time deposits	—	(2,728)	—	(2,728)	(1,476)	(2,391)	335	(3,532)
Securities sold under agreements to repurchase	—	—	—	—	12	(22)	(3)	(13)
Mortgage payable	—	—	—	—	—	—	—	—
FHLB advances	—	—	—	—	(117)	(117)	117	(117)
Subordinated debentures	742	38	85	865	—	—	—	—
Total interest expense	$759	$(2,933)	$81	$(2,093)	$(1,566)	$(2,966)	$444	$(4,088)

Change in net interest income	$(743)	$(711)	$(77)	$(1,531)	$(3,454)	$874	$(266)	$(2,846)

Footnotes:
(1) Average loans include non-performing loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

Provision for Loan Losses
The provision for loan losses was $8.0 million for the year ended December 31, 2013, compared to $7.1 million for the same period in 2012. Net charge-offs increased to $15.1 million for the year ended December 31, 2013 compared to $11.2 million for the year ended December 31, 2012. Non-performing loans decreased from December 31, 2012 to December 31, 2013 by 17.0% to $23.2 million from $27.9 million. During the year ended December 31, 2013, the Company sold approximately $10.3 million in non-performing loans for approximately $7.1 million resulting in charge-offs related to the sales of approximately $3.2 million. Management determined that selling the assets to a third party helped to effectively reduce non-performing assets and helped to avoid the carrying costs related to foreclosure.

Non-interest Income

Non-interest income for the year ended December 31, 2013 decreased slightly from the year ended December 31, 2012. During the third quarter of 2013, First Community added three additional mortgage loan staff members to its residential mortgage loan operation with the goal of increasing future mortgage fee income. The following table sets forth the components of non-interest income for the periods indicated:

	For year ended December 31,
(Dollars in thousands)	2013	2012
Service charges on deposit accounts	$436	$455
Gain on sale of loans	353	339
Gain on sale of securities	4	17
Mortgage fee income	368	288
Other	478	551
Total non-interest income	$1,639	$1,650

Non-interest Expense

Non-interest expense decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012. Salaries and employee benefits increased for the year ended December 31, 2013 compared to the the year ended December 31, 2012 as a result of increased incentive compensation during 2013 commensurate with the improvements in the Company’s operating results. In addition, during the third quarter of 2013, First Community added three additional staff members to its residential mortgage loan operation, contributing to the increase in salary and benefits expense. Data processing fees improved from 2012 due to a renegotiation of our core processing contract in the first quarter of 2013. Professional fees are normalizing as we completed the Consolidation and incurred the costs related to the transaction in 2012 and the first three months of 2013. Other expenses were slightly higher in 2013 compared to 2012, which was primarily the result of the issuance of stock incentive awards which were immediately vested. These were offset by reductions in FDIC insurance as a result of the decrease in total assets of the Bank and the lifting of the Bank’s Memoranda of Understanding during the third quarter of 2013. The following table sets forth the components of non-interest expense for the periods indicated:

	For year ended December 31,
(Dollars in thousands)	2013	2012
Salaries and employee benefits	10,666	9,805
Occupancy and equipment expense	2,229	2,421
Data processing	860	1,179
Professional fees	1,424	2,975
Advertising and business development	654	405
Loan workout	180	(43)
Loss on sale of foreclosed assets, net	168	936
Foreclosed assets, net of rental income	250	380
Other expense	3,816	3,779
Total non-interest expense	$20,247	$21,837

Income Taxes

Prior to the Consolidation, the Company filed four tax returns, one consolidated return for First Community and FCB Joliet and one for each other prior banking subsidiary. Because of multiple returns, we separately calculated income tax expense, established deferred tax assets and determined valuation allowances.   Subsequent to the Consolidation, the Company now calculates income tax expense on a consolidated basis.

Under U.S. GAAP, (“Generally Accepted Accounting Principles”) a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions.
Prior to the Consolidation of its four prior bank subsidiaries in 2013, the Company determined a valuation allowance was necessary for two of those banks as of December 31, 2012, largely based on negative evidence including cumulative losses caused by credit losses in its loan portfolio and general uncertainty surrounding future economic and business conditions.
The Company evaluates the need for a deferred tax asset valuation allowance on an ongoing basis, considering both positive and negative evidence. As of September 30, 2013, positive evidence included seven consecutive quarters of income, continued improvement in asset quality ratios, termination of our Memoranda of Understanding with our banking regulators, completion of our Consolidation in March 2013 and the prospect that other key drivers of profitability will continue in the future. Negative evidence included no available taxes paid in open carryback years, no significant tax planning opportunities to accelerate taxable income and that 2013 will be the first year of taxable income since 2007. Based on the Company’s assessment of all available evidence, management determined that it was more-likely-than-not that the deferred tax asset would be realized. Therefore, at September 30, 2013, the Company released its $15.6 million valuation allowance against the net deferred tax assets resulting in a credit to income tax (benefit) expense.
The Company realized income tax benefits of $14.6 million and $341,000 of income tax expense for the year ended December 31, 2013 and 2012, respectively. The income taxes in 2012 were related to the income taxes for Burr Ridge which had taxable income and no longer had a valuation allowance against its net deferred tax asset prior to the Consolidation. The decline in income taxes for the year ended December 31, 2013 compared to the year ended December 31, 2012 was a result of the new tax structure and the release of the deferred tax valuation allowance during the third quarter of 2013. We now expect normalized income tax expense in future periods.

Financial Condition
Our assets totaled $867.6 million and $902.6 million at December 31, 2013 and December 31, 2012, respectively. Total loans at December 31, 2013 and December 31, 2012 were $652.5 million and $637.4 million, respectively. Total deposits were $725.4 million and $780.7 million at December 31, 2013 and December 31, 2012, respectively. We continue to see decreases in time deposit accounts as we have continued to lower our rates in an effort to lower our overall cost of funding. The decrease in total assets was due to decreases in cash on hand related to decreases in deposits from 2012, in addition to the funding of new loans, and investments in available for sale securities in an effort to deploy additional liquidity. Borrowed funds, consisting of securities sold under agreements to repurchase and a mortgage note payable, totaled $25.6 million and $25.7 million at December 31, 2013 and December 31, 2012, respectively. In addition, $15.5 million in subordinated debt was raised during 2013.
Total shareholders’ equity was $91.6 million and $87.9 million at December 31, 2013 and December 31, 2012, respectively. The increase was as a result of the net income available to common shareholders for the year ended December 31, 2013 partially offset by the repurchase of preferred shares.

Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	December 31,
	2013		2012		2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$20,745	3%	$30,494	5%	$41,946	6%	$54,507	7%	$83,931	11%
Farmland and Agricultural Production	8,505	1	7,211	1	12,761	2	11,161	1	11,661	2
Residential 1-4 Family	86,770	13	77,567	12	86,703	13	85,112	11	77,866	11
Commercial Real Estate	366,689	56	366,901	58	379,881	55	429,823	55	381,076	51
Commercial	159,427	25	140,895	22	147,184	21	184,204	23	151,827	20
Consumer and other	10,315	2	14,361	2	23,385	3	26,108	3	35,128	5
Total Loans	$652,451	100%	$637,429	100%	$691,860	100%	$790,915	100%	$741,489	100%
 Total loans increased by $15.0 million during the year ended December 31, 2013 as a result of new loan originations. New loans originated during the 2013 were primarily in the residential real estate and commercial loan categories which is in line with our current strategy for loan growth.
The contractual maturity distributions of our loan portfolio as of December 31, 2013 are indicated in the tables below:

	Loans Maturities December 31, 2013
(Dollars in thousands)	Within One Year	One Year to Five Years	After Five Years	Total
Construction and Land Development	$11,483	$961	$8,301	$20,745
Farmland and Agricultural Production	2,452	—	6,053	8,505
Residential 1-4 Family	23,072	8,328	55,370	86,770
Commercial Real Estate	53,573	89,336	223,780	366,689
Commercial	87,528	9,541	62,358	159,427
Consumer and other	2,255	108	7,952	10,315
Total	$180,363	$108,274	$363,814	$652,451

December 31, 2013
(Dollars in thousands)	Due After One Year
Loans with:
Predetermined interest rates	$144,046
Floating or adjustable rates	328,042
$472,088
Allowance for Loan Losses

Management reviews the level of the allowance for loan losses on a quarterly basis. The methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The specific component relates to loans that are impaired. For such loans that are classified as impaired, an allowance is established when the collateral value, discounted cash flows or observable market price of the impaired loan is lower than the carrying value of that loan. The general component is established for non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include local economic trends, concentrations, management experience, and other elements of the Company’s lending operations.

At December 31, 2013 and December 31, 2012, the allowance for loan losses was $15.8 million and $22.9 million, respectively, with a resulting allowance to total loans ratio of 2.42% and 3.59%. Net charge-offs amounted to $15.1 million for the year ended December 31, 2013, compared to $11.2 million for the same period in 2012. Charge-offs and recoveries for each major loan category are shown in the table below:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance at beginning of period	$22,878	$26,991	$24,799	$16,516	$11,109
Charge-offs:
Construction and Land Development	1,295	1,762	8,397	6,197	3,238
Farmland and Agricultural Production	—	1,353	—	—	—
Residential 1-4 Family	1,192	946	1,744	2,625	515
Commercial Real Estate	8,511	8,027	4,697	12,638	266
Commercial	6,229	1,452	2,005	1,446	2,780
Consumer and other	604	—	35	92	70
Total charge-offs	$17,831	$13,540	$16,878	$22,998	$6,869
Recoveries:
Construction and Land Development	1,470	605	503	62	—
Farmland and Agricultural Production	5	—	—	—	—
Residential 1-4 Family	266	84	78	—	—
Commercial Real Estate	394	1,123	878	—	—
Commercial	627	547	162	230	—
Consumer and other	9	6	2	1	18
Total recoveries	$2,771	$2,365	$1,623	$293	$18
Net charge-offs	15,060	11,175	15,255	22,705	6,851
Provision for loan losses	8,002	7,062	17,447	30,988	12,258
Allowance for loan losses at end of period	$15,820	$22,878	$26,991	$24,799	$16,516
Selected loan quality ratios:
Net charge-offs to average loans	2.28%	1.70%	2.02%	2.91%	1.08%
Allowance to total loans	2.42%	3.59%	3.90%	3.14%	2.23%
Allowance to non-performing loans	68.21%	81.88%	80.07%	53.56%	119.80%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment (dollars in thousands):

	At December 31,
	2013		2012		2011		2010		2009
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Construction and Land Development	$2,711	17%	$4,755	5%	$6,252	6%	$8,610	7%	$3,328	11%
Farmland and Agricultural Production	427	3	472	1	1,595	2	58	1	188	2
Residential 1-4 Family	1,440	9	2,562	12	2,408	13	3,084	11	1,249	11
Commercial Real Estate	7,909	50	11,864	58	11,438	55	8,877	54	6,945	51
Commercial	3,183	20	3,075	22	4,337	21	3,927	23	3,752	20
Consumer and other	150	1	150	2	280	3	215	3	903	5
Unallocated	—	—	—	—	681	—	28	—	151	—
Total	$15,820	100%	$22,878	100%	$26,991	100%	$24,799	100%	$16,516	100%

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
There were approximately $23.2 million in non-performing loans at December 31, 2013 which was down from $27.9 million at December 31, 2012. Loan sales in the amount of $10.3 million resulting in $3.2 million of charge-offs took place during 2013, which contributed to the reduction in non-performing loans from prior year. In addition, the decrease was the result of current year charge-offs, paydowns, and loans moved to foreclosed assets. One non-performing loan was moved to held for sale as the pending sale is anticipated to close in the first quarter of 2014.
Impaired loans were $28.6 million and $40.2 million at December 31, 2013 and December 31, 2012, respectively. Included in impaired loans at December 31, 2013 were $9.9 million in loans with valuation allowances totaling $2.4 million, and $18.7 million in loans without a valuation allowance. Included in impaired loans at December 31, 2012 were $5.0 million in loans with valuation allowances totaling $1.3 million, and $35.2 million in loans without a valuation allowance.
The following presents the recorded investment in non-accrual loans and loans past due over 90 days and still accruing as of:

	At December 31,
	2013	2012	2011	2010	2009
Total non-accrual loans	$22,843	$27,941	$38,234	$45,684	$13,655
Accruing loans delinquent 90 days or more	351	—	—	620	131
Total non-performing loans	23,194	27,941	38,234	46,304	13,786
Troubled debt restructuring accruing	3,167	12,817	4,500	2,500	—

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2013 and December 31, 2012 were approximately $3.8 million and $15.1 million, respectively.  Management believes it has established an appropriate allowance for loan losses under U.S. GAAP.

The gross interest income that would have been recorded if non-accrual loans and performing troubled debt restructurings had been current in accordance with their original terms was $1.4 million and $1.6 million, respectively, for the years ended December 31, 2013 and 2012, respectively. The amount of interest collected on non-accrual loans and performing troubled debt restructurings that was included in interest income was $101,000 and $586,000 for the years ended December 31, 2013 and 2012, respectively.

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
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	December 31, 2013		December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government federal agency	$—	$—	$1,001	$1,002	$1,002	$1,004
Government sponsored enterprises	22,185	22,277	25,544	25,790	23,549	23,740
Residential collateralized mortgage obligations	23,444	23,237	20,018	20,344	20,087	20,352
Residential mortgage backed securities	27,924	28,006	7,486	7,716	4,918	5,038
Corporate securities	29,013	29,092	12,520	12,721	2,163	2,165
State and political subdivisions	38,217	38,704	40,190	41,388	27,381	28,072
	$140,783	$141,316	$106,759	$108,961	$79,100	$80,371
Available for sale securities increased $32.4 million to $141.3 million at December 31, 2013 from $109.0 million December 31, 2012, as excess cash was invested during the year ended December 31, 2013. Overall increases in the treasury yield curve during the second quarter of 2013 allowed the Bank to invest more of its excess cash.
Securities with a fair value of $41.0 million and $47.1 million were pledged as collateral on public funds, securities sold under agreements and for other purposes as required or permitted by law as of December 31, 2013 and December 31, 2012, respectively.
The amortized cost of debt securities available for sale as of December 31, 2013, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore these securities are segregated in the following maturity summary.

	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Government sponsored enterprises	$11,029	0.72%	$9,159	1.13%	$1,997	2.04%	$—	—%	$—
Residential collateralized mortgage obligations and residential mortgage backed securities	—	—%	—	—%	—	—%	—	—%	51,368
Corporate securities	3,249	1.02%	25,264	1.26%	500	3.25%	—	—%	—
State and political subdivisions	4,730	1.83%	23,702	2.31%	6,333	2.17%	3,452	6.49%	—
	$19,008	1.05%	$58,125	1.67%	$8,830	2.20%	$3,452	6.49%	$51,368
No tax-equivalent yield adjustments were made as the effect thereof was not material.
The Company holds securities issued by the State of Illinois, in the amount of $821,000, of which $318,000 are sales tax revenue bonds. In addition, approximately 85% of the state and political subdivisions portfolio consists of securities issued by municipalities in Illinois. Approximately 8% of state and political subdivisions securities are insured and approximately 69% of our state and political subdivisions securities consist of general obligation issues.
Deposits

Deposits, which include non-interest-bearing demand deposits, interest bearing demand deposits, savings deposits and time deposits, are the primary source of the Company’s funds. The Company offers a variety of products designed to attract and retain customers, with a primary focus on building and expanding relationships. The Company continues to focus on establishing comprehensive relationships with business borrowers, seeking deposits as well as lending relationships.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$111,955	15.43%	$114,116	14.62%
NOW and money market accounts	240,537	33.16	244,441	31.31
Savings	24,399	3.36	25,411	3.26
Time deposit certificates, $100,000 or more	223,436	30.80	254,268	32.57
Other time deposit certificates	125,074	17.24	142,426	18.24
Total	$725,401	100.00%	$780,662	100.00%

Total deposits decreased $55.3 million to $725.4 million at December 31, 2013, from $780.7 million at December 31, 2012. The decrease related to the following: (i) a commercial client withdrawing deposits, which were deposited temporarily upon the sale of a business, of approximately $26.4 million during the first six months of 2013, (ii) the decrease in time deposit certificates of $48.2 million as we continued to lower our time deposit rates and focus on core funding sources, (iii) the decrease in interest bearing transaction accounts of $3.9 million and (iv) the repurchase of our Series B Preferred Stock totaling $6.5 million with the proceeds of the subordinated debt offering which were held in escrow in a deposit account at the Bank at December 31, 2013.

The following table sets forth our time deposits segmented by months to maturity and deposit amount (dollars in thousands):

	December 31, 2013
	Time Deposits $250 and Greater	Time Deposits of $100 - $250	Time Deposits of Less than $100	Total
Months to maturity:
Three or less	$10,731	$22,877	$18,212	$51,820
Over Three to Six	9,581	23,164	20,824	53,569
Over Six to Twelve	18,871	55,393	40,324	114,588
Over Twelve	26,115	56,704	45,714	128,533
Total	$65,298	$158,138	$125,074	$348,510

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	December 31,
	2013	2012	2011
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$23,992	$23,993	$21,258
Outstanding at end of period	24,896	24,842	18,278
Maximum month-end outstanding	32,431	31,303	24,371
Rate:
Weighted average interest rate during the year	0.14%	0.14%	0.44%
Weighted average interest rate at end of the period	0.11%	0.14%	0.22%

FHLB borrowings:
Balance:
Average daily outstanding	$330	$—	$—
Outstanding at end of period	—	—	—
Maximum month-end outstanding	—	—	—
Rate:
Weighted average interest rate during the year	0.15%	—%	—%
Weighted average interest rate at end of the period	—%	—%	—%

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

On March 21, 2012, FCB Joliet entered into a Memorandum of Understanding with the FDIC and the IDFPR. The memorandum was not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The memorandum documented an understanding among FCB Joliet, the FDIC and the IDFPR, that, among other things, FCB Joliet maintain its Tier 1 capital ratio at a minimum of 8% for the duration of the memorandum, and maintain its ratio of total capital to risk-weighted assets at a minimum of 12% for the duration of the memorandum.

On April 18, 2012, FCB Homer Glen entered into a Memorandum of Understanding with the FDIC and the IDFPR. The memorandum was not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The memorandum documented an understanding among FCB Homer Glen, the FDIC and the IDFPR, that, among other things, FCB Homer Glen maintain its Tier 1 capital ratio at a minimum of 8.5% for the duration of the memorandum, and maintain its ratio of total capital to risk-weighted assets at a minimum of 12.5% for the duration of the memorandum.

As part of its approval of the Consolidation, the FDIC had required that the Bank remain subject to these informal regulatory actions instituted at FCB Joliet and FCB Homer Glen for the duration of the memoranda.

Effective August 12, 2013, the Memorandum of Understanding that each of FCB Joliet and FCB Homer Glen had entered into with the FDIC and the IDFPR was terminated.

Pursuant to a resolution dated October 19, 2011, First Community was required to obtain written approval from the FRB prior to the declaration or payment of dividends by First Community, any increase in indebtedness of First Community or the redemption of First Community stock. On November 14, 2013, the FRB notified the Company that it had no objections to the Company rescinding the board resolution. The resolution was then rescinded by the Board of Directors on November 22, 2013.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of December 31, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process. Moreover, the U.S. federal banking authorities’ approval of the Basel III Rules will affect the Company’s and the Bank’s capital requirements. See Note 14 to our Consolidated Financial Statements for more information.

The Company and the Bank’s capital amounts and ratios as of the dates noted are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital (to risk-weighted assets)
Consolidated	$103,635	13.55%	$61,177	8.00%	N/A	N/A
First Community Financial Bank	100,758	12.93	62,357	8.00	$77,947	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	74,688	9.77%	30,588	4.00%	N/A	N/A
First Community Financial Bank	91,116	11.69	31,179	4.00	46,768	6.00%
Tier I Capital (to average assets)
Consolidated	74,688	8.87%	33,680	4.00%	N/A	N/A
First Community Financial Bank	91,116	10.81	33,707	4.00	42,133	5.00%
December 31, 2012
Total capital (to risk-weighted assets)
Consolidated	$99,579	14.46%	55,079	8.00%	N/A	N/A
FCB Joliet	47,428	13.46	28,181	8.00	$35,226	10.00%
FCB Plainfield	18,630	16.40	9,090	8.00	11,363	10.00
FCB Homer Glen	9,878	16.57	4,769	8.00	5,961	10.00
Burr Ridge	22,684	13.90	13,059	8.00	16,324	10.00
Tier I Capital (to risk-weighted assets)
Consolidated	86,733	12.60%	27,539	4.00%	N/A	N/A
FCB Joliet	42,905	12.18	14,090	4.00	21,135	6.00%
FCB Plainfield	17,185	15.12	4,545	4.00	6,818	6.00
FCB Homer Glen	9,112	15.29	2,385	4.00	3,577	6.00
Burr Ridge	20,632	12.64	6,530	4.00	9,795	6.00
Tier I Capital (to average assets)
Consolidated	86,733	9.87%	35,143	4.00%	N/A	N/A
FCB Joliet	42,905	9.04	18,982	4.00	23,727	5.00%
FCB Plainfield	17,185	12.06	5,698	4.00	7,123	5.00
FCB Homer Glen	9,112	11.97	3,044	4.00	3,805	5.00
Burr Ridge	20,632	11.12	7,418	4.00	9,273	5.00

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
Our off-balance sheet arrangements and contractual obligations are summarized in the table that follows for the periods noted.

	December 31,
	2013	2012	2011
Commitments to extend credit	$116,572	$90,368	$82,393
Standby letters of credit	17,497	12,600	18,369
	$134,069	$102,968	$100,762

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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments of the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Company would be entitled to seek recovery from the customer. At December 31, 2013 and 2012, there was $220,000 and $300,000, respectively, recorded as liabilities for the Company's potential obligations under these guarantees.
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

The allowance consists of specific and general components. The specific component relates to impaired loans. For loans classified as impaired, an allowance is established when the collateral value, discounted cash flows or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors consider local economic trends, concentrations, management experience, and other elements of the Company’s lending operations.

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
The Company had adopted the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The adoption of this standard did not have a significant impact on the Company and there are no uncertain tax positions as of December 31, 2013 and 2012.

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
December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors
First Community Financial Partners, Inc.

We have audited the accompanying consolidated balance sheets of First Community Financial Partners, Inc. and Subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Financial Partners, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Chicago, Illinois
March 20, 2014

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets	December 31,
	2013	2012
Assets	(in thousands, except share data)
Cash and due from banks	$10,815	$14,933
Interest bearing deposits in banks	29,292	132,152
Securities available for sale	141,316	108,961
Non-marketable equity securities	967	967
Loans held for sale	2,619	—
Loans, net of allowance for loan losses of $15,820 in 2013; $22,878 in 2012	636,311	614,236
Premises and equipment, net	16,380	16,990
Foreclosed assets	4,416	3,419
Cash surrender value of life insurance	4,513	4,366
Deferred tax asset	16,781	1,566
Accrued interest receivable and other assets	4,166	5,010
Total assets	$867,576	$902,600

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$111,955	$114,116
Interest bearing	613,446	666,546
Total deposits	725,401	780,662
Other borrowed funds	25,563	25,695
Subordinated debt	19,305	4,060
Accrued interest payable and other liabilities	5,720	4,252
Total liabilities	775,989	814,669

Commitments and Contingencies (Note 13)

First Community Financial Partners, Inc. Shareholders’ Equity
Preferred stock, Series A, non-cumulative convertible, $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Preferred stock, Series B, 5% cumulative perpetual, $1.00 par value; 22,000 shares authorized; 5,176 shares issued and outstanding at December 31, 2013 and 22,000 shares issued and outstanding at December 31, 2012	5,176	22,000
Preferred stock, Series C, 9% cumulative perpetual, $1.00 par value; 1,100 shares authorized; 1,100 shares issued and outstanding at December 31, 2013 and 2012	892	672
Common stock, $1.00 par value; 60,000,000 shares authorized; 16,333,582 shares issued and outstanding at December 31, 2013 and 12,175,401 shares issued and outstanding at December 31, 2012	16,334	12,175
Additional paid-in capital	81,241	70,113
Accumulated deficit	(12,381)	(33,019)
Accumulated other comprehensive income	325	1,198
Total First Community Financial Partners, Inc. shareholders’ equity	91,587	73,139
Non-controlling interest	—	14,792
Total shareholders’ equity	91,587	87,931
Total liabilities and shareholders’ equity	$867,576	$902,600

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Years Ended December 31,
	2013	2012
Interest income:	(in thousands, except per share data)
Loans, including fees	$32,664	$36,626
Securities	2,056	1,648
Federal funds sold and other	178	248
Total interest income	34,898	38,522
Interest expense:
Deposits	4,936	7,894
Federal funds purchased, other borrowed funds and subordinated debt	1,270	405
Total interest expense	6,206	8,299
Net interest income	28,692	30,223
Provision for loan losses	8,002	7,062
Net interest income after provision for loan losses	20,690	23,161
Non-interest income:
Service charges on deposit accounts	436	455
Gain on sale of loans	353	339
Gain on sale of securities	4	17
Mortgage fee income	368	288
Other	478	551
	1,639	1,650
Non-interest expenses:
Salaries and employee benefits	10,666	9,805
Occupancy and equipment expense	2,229	2,421
Data processing	860	1,179
Professional fees	1,424	2,975
Advertising and business development	654	405
Loan workout	180	(43)
Losses on sale and writedowns of foreclosed assets, net	168	936
Foreclosed assets, net of rental income	250	380
Other expense	3,816	3,779
	20,247	21,837
Income before income taxes and non-controlling interest	2,082	2,974
Income tax (benefit) expense	(14,640)	341
Income before non-controlling interest	16,722	2,633
Net income attributable to non-controlling interest	54	1,110
Net income applicable to First Community Financial Partners, Inc.	16,668	1,523
Dividends and accretion on preferred shares	(963)	(1,419)
Gain on redemption of preferred shares	4,933	—
Net income applicable to common shareholders	$20,638	$104

Common share data
Basic earnings per common share	$1.31	$0.01
Diluted earnings per common share	1.29	0.01
Weighted average common shares outstanding for basic earnings per common share	15,772,940	12,047,894
Weighted average common shares outstanding for diluted earnings per common share	15,973,852	12,187,925

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012
	(in thousands)
Net income	$16,668	$1,523

Unrealized holding (losses) gains on investment securities	(1,665)	931
Reclassification adjustments for gains included in net income	(4)	(17)
Tax effect of realized and unrealized gains and losses on investment securities	648	(389)
Other comprehensive income (loss), net of tax	(1,021)	525

Comprehensive income	$15,647	$2,048

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2013 and 2012

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total

	(in thousands, except share data)
Balance, December 31, 2011	$—	$22,000	$452	$12,036	$69,728	$(33,123)	$673	$—	$13,468	$85,234
Net income	—	—	—	—	—	1,523	—	—	1,110	2,633
Other comprehensive income, net of tax	—	—	—	—	—	—	525	—	43	568
Issuance of 138,999 shares of common stock for restricted stock awards and amortization	—	—	—	139	70	—	—	—	—	209
Discount accretion on preferred shares	—	—	220	—	—	(220)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(1,199)	—	—	—	(1,199)
Stock based compensation expense	—	—	—	—	315	—	—	—	171	486
Balance, December 31, 2012	—	22,000	672	12,175	70,113	(33,019)	1,198	—	14,792	87,931
Net income	—	—	—	—	—	16,668	—	—	54	16,722
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,021)	—	(1)	(1,022)
Repurchase of preferred shares	—	(16,824)	—	—	—	4,933	—	—	—	(11,891)
Repurchase of common shares	—	—	—	—	—	—	—	(60)	—	(60)
Sale of common shares	—	—	—	—	—	—	—	60	—	60
Issuance of 4,000,537 shares of common stock and repurchase of minority interest	—	—		4,001	10,190	—	148	—	(14,845)	(506)
Issuance of 250,000 warrants	—	—	—	—	277	—	—	—	—	277
Discount accretion on preferred shares	—	—	220	—	—	(220)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(743)	—	—	—	(743)
Issuance of 157,644 shares of common stock for restricted stock awards and amortization	—	—	—	158	119	—	—	—	—	277
Stock based compensation expense	—	—	—	—	542	—	—	—	—	542
Balance, December 31, 2013	$—	$5,176	$892	$16,334	$81,241	$(12,381)	$325	$—	$—	$91,587

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years ended December 31,
	2013	2012
	(in thousands)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$16,668	$1,523
Net income attributable to non-controlling interest	54	1,110
Net income before non-controlling interest	16,722	2,633
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	601	788
Provision for loan losses	8,002	7,062
Loss on sale of foreclosed assets, net	29	57
Writedown of foreclosed assets	139	879
Net amortization of deferred loan fees	(106)	(60)
Warrant accretion	22	—
Depreciation and amortization of premises and equipment	1,165	1,104
Realized gains on sales of available for sale securities, net	(4)	(17)
Increase in cash surrender value of life insurance	(147)	(148)
Deferred income taxes	(14,566)	(586)
Proceeds of sale of loans	13,545	6,779
Gain on sale of loans	(353)	(339)
Decrease in accrued interest receivable and other assets	844	1,724
Increase (decrease) in accrued interest payable and other liabilities	1,468	(431)
Restricted stock compensation expense	814	330
Stock option compensation expense	5	365
Net cash provided by operating activities	28,180	20,140
Cash Flows From Investing Activities
Net change in federal funds sold	—	18,216
Net change in interest bearing deposits in banks	102,860	(61,524)
Activity in available for sale securities:
Purchases	(61,682)	(42,239)
Maturities, prepayments and calls	25,620	12,794
Sales	1,441	1,015
Purchases of non-marketable equity securities	—	(9)
Net (increase) decrease in loans	(48,451)	32,890
Purchases of premises and equipment	(555)	(8,911)
Proceeds from sale of foreclosed assets	1,444	3,244
Net cash provided by (used in) investing activities	20,677	(44,524)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(55,261)	8,955
Net (decrease) increase in other borrowings	(132)	7,417
Proceeds from issuance of subordinated debt	15,500	—
Cash paid on cancellation of restricted shares	(508)	—
Dividends paid on preferred shares	(743)	(1,199)
Repurchase of preferred shares	(11,891)	—
Cash received for sale of treasury stock	60	—
Net cash (used in) provided by financing activities	(52,975)	15,173
Net change in cash and due from banks	(4,118)	(9,211)
Cash and due from banks:
Beginning	14,933	24,144
Ending	$10,815	$14,933
(continued)

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
	Years ended December 31,
	2013	2012
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$6,042	$8,356
Cash payments for income taxes	137	1,281
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	2,609	4,075
Transfer of loans to held for sale	15,811	—
Issuance of warrants	277	—
Acquisition of treasury stock in partial settlement of loans	60	—

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of First Community Financial Partners, Inc. (“the Company” or “First Community”) and its subsidiaries, including its wholly-owned bank subsidiary, First Community Financial Bank (the “Bank”), based in Plainfield, Illinois, and other wholly-owned real estate holding entities.

All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of operations: First Community Financial Partners, Inc. is a bank holding company providing a full range of financial services to individuals and corporate clients through the Bank.

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

Presentation of cash flows: For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, cash items and balances due from banks. Cash flows from federal funds sold, interest bearing deposits in banks, loans originated by the Company, deposits and other borrowings are reported as net increases or decreases.

Interest bearing deposits in banks: Interest bearing deposits in banks mature within one year and are carried at cost.

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

Non-marketable equity securities: The Company owns common stock issued by the FHLB. No ready market exists for these stocks, and they have no quoted market values. The Bank, as a member of the FHLB, is required to maintain an investment in the capital stock of the FHLB. The stock is redeemable at par by the FHLB, and is therefore, carried at cost and periodically evaluated for impairment. The Company records dividends in income on the date received.

Loans held for sale: Loans held for sale consists of loans the Company has identified for sale. The loans are transferred from the portfolio to held for sale once the determination is made and they are carried at fair value less any costs to sell with charges being taken through the allowance for loan losses.

Loans: The Company grants commercial, commercial and residential mortgage and consumer loans to clients. A substantial portion of the loan portfolio is represented by commercial and commercial mortgage loans throughout communities in Will, Grundy, DuPage, Cook, and Kane counties in Illinois. The ability of the Company’s loan clients to honor their contracts is dependent upon general economic conditions and real estate values in this area.

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

Troubled debt restructurings: Loans are accounted for as troubled debt restructurings (“TDRs”) when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants a “concession” to the borrower that they would not otherwise consider. These concessions include a modification of terms such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than a current market rate for a new loan with similar risk, or some combination thereof to facilitate repayment.

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

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to ensure repayment of loans and mitigate loss exposure. As part of the underwriting process, the Company examines current and projected cash flows to determine the ability of the borrower to repay his obligation as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and usually incorporate a personal guarantee. However, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect amounts due from its customers. Agricultural production loans are subject to underwriting standards and processes similar to commercial loans.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those standards and processes specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent upon the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location within Will, Grundy, Dupage, Cook and Kane counties and their surrounding communities. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk grade criteria. Farmland loans are subject to underwriting standards and processes similar to commercial real estate loans.

Residential 1-4 family and consumer loans are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations, as well as the underlying collateral and the loan to collateral value. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. Included in the Company’s residential 1-4 family loans are loans made to investors. These loans are underwritten using the same criteria as other residential 1-4 family loans.

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

The allowance consists of specific and general components. The specific component relates to impaired loans. For loans classified as impaired, an allowance is established when the collateral value, discounted cash flows or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors consider local economic trends, concentrations, management experience, and other elements of the Company’s lending operations.

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

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the fair value of collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable market price.

Residential 1-4 family and consumer loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Premises and equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the lesser of the remaining lease term, including renewal options controlled by the Company or the assets’ useful lives using the straight-line method.

Foreclosed assets: Assets acquired through loan foreclosure or other proceedings are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, foreclosed assets are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sales are included in noninterest expense.  Operating results from foreclosed assets are recorded in noninterest expense.

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

The Company adopted the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The adoption of this standard did not have a significant impact on the Company and there are no uncertain tax positions as of December 31, 2013 and 2012.

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

The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2010.

Stock compensation plans: The Company recognizes compensation cost relating to share-based payment transactions (stock options, and restricted share plans) in the consolidated financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued.

The Company calculates and recognizes compensation cost for all stock awards over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company uses a Black-Sholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

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

Basic and diluted earnings per common share: Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (amounts in thousands, except common share data).

	Years Ended December 31,
	2013	2012

Undistributed earnings allocated to common stock	$16,668	$1,523
Less: preferred stock dividends and discount accretion	(963)	(1,419)
Redemption of preferred shares	4,933	—
Net income allocated to common stock	$20,638	$104

Weighted average shares outstanding for basic earnings per common share	15,772,940	12,047.894
Dilutive effect of stock-based compensation	200,912	140,031
Weighted average shares outstanding for diluted earnings per common share	15,973,852	12,187,925

Basic income per common share	$1.31	$0.01
Diluted income per common share	1.29	0.01

Segment: The Company’s operations consist of one segment called community banking.

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

ASC Topic 815 “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging” amended prior guidance to permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. government treasury obligation rates and London Interbank Offered Rate swap rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The new authoritative guidance was effective prospectively for new and redesignated hedging relationships entered into on or after July17, 2013 and it did not have an impact on the Company’s statements of operations and financial condition.

ASC Topic 740 “Income Taxes.” New authoritative accounting guidance under ASC Topic 740, “Income Taxes” amended prior guidance to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new authoritative guidance will be effective for reporting periods after January 1, 2014 and is not expected to have an impact on the Company’s statements of operations and financial condition.

ASC Topic 310 “Receivables.” New authoritative accounting guidance under ASC Topic 310, “Receivables” amended prior guidance to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosures. The new authoritative guidance will be for reporting periods after January 1, 2015 and is not expected to have an impact on the Company’s statements of operations and financial condition.

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

Note 2.	The Consolidation

On August 27, 2012, the Company and the Banks (as defined below) executed Agreements and Plans of Merger to effect a consolidation of banking charters (the “Consolidation”). The Consolidation resulted in the merger of First Community Bank of Joliet (“FCB Joliet”), First Community Bank of Plainfield (“FCB Plainfield”), First Community Bank of Homer Glen & Lockport (“FCB Homer Glen”) and Burr Ridge Bank and Trust (“Burr Ridge”, and collectively with FCB Joliet, FCB Plainfield and Homer Glen, the “Banks”) into one Illinois chartered banking institution wholly owned by the Company.

On March 12, 2013, the Consolidation was completed and our financial results reflect the following:

•
The issuance of 4,000,537 shares of Company common stock to the minority stockholders of FCB Plainfield, FCB Homer Glen and Burr Ridge, each of which was merged into a bank wholly owned by First Community,

•	The cash payment of $508,000 to the restricted stock holders of FCB Plainfield, and

•	The issuance of the $10.0 million of subordinated indebtedness referenced below in Note 8.

The Consolidation was accounted for as a purchase of noncontrolling interests among entities under common control for accounting and financial reporting purposes. Accordingly, First Community’s noncontrolling interests were reclassified to shareholders’ equity and all assets and liabilities were recorded at historical cost.

The following summary pro forma results of operations for the years ended December 31, 2013 and 2012 give effect to the Consolidation as if it occurred on January 1, 2012. The pro forma condensed combined consolidated financial information is presented for illustrative purposes only and does not necessarily indicate the operating results of the combined companies had they actually been merged on January 1, 2012.

	Pro Forma
	Year ended December 31,
(in thousands, except share data)	2013	2012

Summary Results of Operations
Interest income	$34,898	$38,522
Interest expense	6,389	9,227
Net interest income	28,509	29,295
Provision for loan losses	8,002	7,062
Net interest income after provision for loan losses	20,507	22,233
Non-interest income	1,639	1,650
Non-interest expense	20,247	21,837
Income before income taxes	1,899	2,046
Income tax (benefit) expense	(14,640)	341
Net income	16,539	1,705
Dividends and accretion on preferred shares	(963)	(1,419)
Redemption of preferred shares	4,933	—
Net income available to common shareholders	$20,509	$286
Common Share Data
Earnings
Basic	$1.27	$0.02
Diluted	$1.25	$0.02
Weighted average shares outstanding
Basic	16,184,612	16,037,472
Diluted	16,385,524	16,177,503

Prior to the Consolidation, the Company and the Banks had entered into an Affiliate Management Services Agreement. The Affiliate Management Services Agreement allowed for each entity to share in the costs and resources of such functions including, but not limited to, information technology, finance and accounting, human resources, risk management, and strategic development. For the years ended December 31, 2013 and 2012, $402,000 and $1.7 million, respectively, was paid by the Banks to the Company under the terms of the agreement.

Note 3.	Securities Available for Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Government sponsored enterprises	$22,185	$122	$30	$22,277
Residential collateralized mortgage obligations	23,444	123	330	23,237
Residential mortgage backed securities	27,924	169	87	28,006
Corporate securities	29,013	155	76	29,092
State and political subdivisions	38,217	665	178	38,704
	$140,783	$1,234	$701	$141,316
December 31, 2012
U.S. government federal agency	$1,001	$1	$—	$1,002
Government sponsored enterprises	25,544	246	—	25,790
Residential collateralized mortgage obligations	20,018	326	—	20,344
Residential mortgage backed securities	7,486	230	—	7,716
Corporate securities	12,520	204	3	12,721
State and political subdivisions	40,190	1,260	62	41,388
	$106,759	$2,267	$65	$108,961

Securities with a fair value of $41.0 million and $47.1 million were pledged as collateral on public funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law as of December 31, 2013 and 2012, respectively.

The amortized cost and fair value of debt securities available for sale as of December 31, 2013, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$19,008	$19,050
Over 1 year through 5 years	58,125	58,655
5 years through 10 years	8,830	8,739
Over 10 years	3,452	3,629
Residential collateralized mortgage obligations and mortgage backed securities	51,368	51,243
	$140,783	$141,316

There were gross realized gains of $4,000 and $17,000 on the sales of securities during years ended December 31, 2013 and 2012, respectively.

There were no gross realized losses during the years ended December 31, 2013 and 2012.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believes were other-than-temporarily impaired, at December 31, 2013 and 2012.

The unrealized losses in the portfolio at December 31, 2013, resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to sell and does not believe it will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 4.	Loans

A summary of the balances of loans follows (in thousands):

	December 31, 2013	December 31, 2012
Construction and Land Development	$20,745	$30,494
Farmland and Agricultural Production	8,505	7,211
Residential 1-4 Family	86,770	77,567
Commercial Real Estate	366,689	366,901
Commercial	159,427	140,895
Consumer and other	10,315	14,361
	652,451	637,429
Net deferred loan fees	(320)	(315)
Allowance for loan losses	(15,820)	(22,878)
	$636,311	$614,236

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2013 and December 31, 2012 (in thousands):

December 31, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$16,309	$—	$—	$—	$16,309	$4,436	$20,745
Farmland and Agricultural Production	8,505	—	—	—	8,505	—	8,505
Residential 1-4 Family	85,965	67	57	—	86,089	681	86,770
Commercial Real Estate
Multifamily	21,342	—	—	—	21,342	597	21,939
Retail	86,896	—	—	—	86,896	7,358	94,254
Office	35,659	—	—	—	35,659	436	36,095
Industrial and Warehouse	63,825	—	—	351	64,176	—	64,176
Health Care	34,771	—	—	—	34,771	—	34,771
Other	109,305	1,685	—	—	110,990	4,464	115,454
Commercial	154,586	—	—	—	154,586	4,841	159,427
Consumer and other	10,273	11	1	—	10,285	30	10,315
Total	$627,436	$1,763	$58	351	$629,608	$22,843	$652,451

December 31, 2012	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$27,097	$—	$—	$—	$27,097	$3,397	$30,494
Farmland and Agricultural Production	7,211	—	—	—	7,211	—	7,211
Residential 1-4 Family	74,834	352	68	—	75,254	2,313	77,567
Commercial Real Estate					—		—
Multifamily	17,632	—	—	—	17,632	—	17,632
Retail	100,646	—	—	—	100,646	2,000	102,646
Office	45,602	—	—	—	45,602	4,309	49,911
Industrial and Warehouse	47,941	—	—	—	47,941	2,621	50,562
Health Care	22,215	—	—	—	22,215	—	22,215
Other	112,270	299	2,024	—	114,593	9,342	123,935
Commercial	136,636	1,062	—	—	137,698	3,197	140,895
Consumer and other	13,577	18	4	—	13,599	762	14,361
Total	$605,661	$1,731	$2,096	$—	$609,488	$27,941	$637,429

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. Therefore, there was no balance to report at December 31, 2013 and 2012.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of December 31, 2013 and December 31, 2012 (in thousands):

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$10,213	$6,008	$4,524	$—	$20,745
Farmland and Agricultural Production	8,505	—	—	—	8,505
Commercial Real Estate
Multifamily	20,629	713	597	—	21,939
Retail	71,489	15,407	4,768	2,590	94,254
Office	35,115	544	436	—	36,095
Industrial and Warehouse	63,531	645	—	—	64,176
Health Care	34,771	—	—	—	34,771
Other	105,896	2,228	3,681	3,649	115,454
Commercial	148,224	5,899	3,175	2,129	159,427
Total	$498,373	$31,444	$17,181	$8,368	$555,366

December 31, 2013	Performing	Non-performing	Total
Residential 1-4 Family	$86,089	$681	$86,770
Consumer and other	10,285	30	10,315
Total	$96,374	$711	$97,085

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$12,556	$14,541	$2,227	1,170	$30,494
Farmland and Agricultural Production	7,211	—	—	—	7,211
Commercial Real Estate
Multifamily	16,904	728	—	—	17,632
Retail	78,065	16,463	8,118	—	102,646
Office	39,553	6,049	2,844	1,465	49,911
Industrial and Warehouse	41,795	6,146	—	2,621	50,562
Health Care	20,875	1,340	—	—	22,215
Other	106,202	6,923	5,712	5,098	123,935
Commercial	123,848	7,556	9,376	115	140,895
Total	$447,009	$59,746	$28,277	10,469	$545,501

December 31, 2012	Performing	Non-performing	Total
Residential 1-4 Family	$75,254	$2,313	$77,567
Consumer and other	13,599	762	14,361
Total	$88,853	$3,075	$91,928

Non-performing loans include those on non-accrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the years ended December 31, 2013 and 2012 (in thousands):

December 31, 2013	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$—	$22,878
Provision for loan losses	(2,219)	(50)	(196)	4,162	5,710	595	—	8,002
Loans charged-off	(1,295)	—	(1,192)	(8,511)	(6,229)	(604)	—	(17,831)
Recoveries of loans previously charged-off	1,470	5	266	394	627	9	—	2,771
Ending balance	$2,711	$427	$1,440	$7,909	$3,183	$150	$—	$15,820

December 31, 2012
Allowance for loan losses:
Beginning balance	$6,252	$1,595	$2,408	$11,438	$4,337	$280	$681	$26,991
Provision for loan losses	(340)	230	1,016	7,330	(357)	(136)	(681)	7,062
Loans charged-off	(1,762)	(1,353)	(946)	(8,027)	(1,452)	—	—	(13,540)
Recoveries of loans previously charged-off	605	—	84	1,123	547	6	—	2,365
Ending balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$—	$22,878

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of December 31, 2013 and December 31, 2012 (in thousands):

December 31, 2013	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$1,185	$—	$45	$1,190	$—	$—	$2,420
Collectively evaluated for impairment	1,526	427	1,395	6,719	3,183	150	13,400
Ending balance	$2,711	$427	$1,440	$7,909	$3,183	$150	$15,820
Loans:
Individually evaluated for impairment	$4,436	$—	$1,362	$17,960	$4,841	$30	$28,629
Collectively evaluated for impairment	16,309	8,505	85,408	348,729	154,586	10,285	623,822
Ending balance	$20,745	$8,505	$86,770	$366,689	$159,427	$10,315	$652,451

December 31, 2012
Period-ended amount allocated to:
Individually evaluated for impairment	$1,173	—	$45	$10	$59	$—	$1,287
Collectively evaluated for impairment	3,582	472	2,517	11,854	3,016	150	21,591
Ending balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$22,878
Loans:
Individually evaluated for impairment	$3,398	—	$5,770	$24,280	$5,983	$762	$40,193
Collectively evaluated for impairment	27,096	7,211	71,797	342,621	134,912	13,599	597,236
Ending balance	$30,494	$7,211	$77,567	$366,901	$140,895	$14,361	$637,429

The following tables present additional detail of impaired loans, segregated by class, as of and for the year ended December 31, 2013 and year ended December 31, 2012 (in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$1,227	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,129	681	—	3,384	—
Commercial Real Estate
Multifamily	597	597	—	168	—
Retail	4,108	2,590	—	1,610	—
Office	3,055	3,055	—	3,359	—
Industrial and Warehouse	2,486	2,486	—	3,548	93
Health Care	—	—	—	—	—
Other	7,497	4,464	—	8,818	—
Commercial	9,441	4,841	—	7,718	—
Consumer and other	187	30	—	317	—
With an allowance recorded:
Construction and Land Development	4,436	4,436	1,185	1,127	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	681	681	45	1,209	8
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	5,980	4,768	1,190	954	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	1,260	—
Commercial	—	—	—	1,134	—
Consumer and other	—	—	—	—	—
Total	$39,597	$28,629	$2,420	$35,833	$101

December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$7,979	$2,201	$—	$2,015	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	3,773	3,324	—	3,531	65
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	3,404	2,000	—	5,241	23
Office	5,354	4,309	—	2,768	—
Industrial and Warehouse	6,384	5,166	—	1,919	15
Health Care	—	—	—	—	—
Other	15,767	11,537	—	4,172	—
Commercial	6,003	5,924	—	5,966	340
Consumer and other	762	762	—	387	—
With an allowance recorded:
Construction and Land Development	1,244	1,197	1,173	3,009	—
Farmland and Agricultural Production	—	—	—	338	—
Residential 1-4 Family	2,625	2,446	45	2,484	91
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	—	—	—	1,519	—
Office	—	—	—	1,739	—
Industrial and Warehouse	—	—	—	736	—
Health Care	—	—	—	—	—
Other	1,268	1,268	10	3,902	52
Commercial	59	59	59	1,335	—
Consumer and other	—	—	—	31	—
Total	$54,622	$40,193	$1,287	$41,092	$586

The following table presents troubled debt restructurings and the financial effects of the troubled debt restructurings during the years ended December 31, 2013 and 2012 (in thousands, except number of contracts):

Year Ended December 31, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs and Specific Reserves
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	2	349	279	178
Commercial Real Estate
Multifamily	—	—	—	—
Retail	—	—	—	—
Office	—	—	—	—
Industrial and Warehouse	1	2,567	2,567	—
Health Care	—	—	—	—
Other	—	—	—	—
Commercial	—	—	—	—
Consumer and other	—	—	—	—
	3	$2,916	$2,846	$178
Year Ended December 31, 2012
Construction and Land Development	1	$1,092	$653	$548
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	13	4,179	4,217	35
Commercial Real Estate				—
Multifamily	—	—	—	—
Retail	2	4,158	4,229	32
Office	—	—	—	—
Industrial and Warehouse	1	115	115	—
Health Care	—	—	—	—
Other	11	8,100	8,088	40
Commercial	3	3,233	2,733	199
Consumer and other	—	—	—	—
	31	$20,877	$20,035	$854

The following tables present troubled debt restructurings during the years ended December 31, 2013 and 2012, by class and type of modification (in thousands):

	Year ended December 31, 2013
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	349	—	—	—	349
Commercial Real Estate	—	—	2,567	—	—	2,567
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	$—	$349	$2,567	$—	$—	$2,916

	Year ended December 31, 2012
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$1,092	$—	$—	$—	$—	$1,092
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	196	2,270	—	—	1,713	4,179
Commercial Real Estate	1,695	9,641	—	—	1,037	12,373
Commercial	—	—	2,341	143	749	3,233
Consumer and other	—	—	—	—	—	—
	$2,983	$11,911	$2,341	$143	$3,499	$20,877

Troubled debt restructurings that were accruing were $3.2 million and $12.8 million, respectively, as of December 31, 2013 and December 31, 2012. Troubled debt restructurings that were non-accruing were $5.1 million and $19.8 million, respectively, as of December 31, 2013 and December 31, 2012. Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the year ended December 31, 2013. Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following presents a rollfoward activity of troubled debt restructurings (in thousands except number of loans):

	Years ended December 31,
	2013		2012
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
Balance, beginning	$32,594	49	$20,716	40
Additions to troubled debt restructurings	2,916	2	20,877	31
Removal of troubled debt restructurings	(6,118)	(4)	(533)	(1)
Charge-offs and partial charge-offs related to troubled debt restructurings	(3,524)	—	(1,336)	(11)
Transfers to other real estate owned	(2,230)	(3)	(1,939)	(2)
Repayments	(15,364)	(33)	(5,191)	(8)
Balance, ending	$8,274	11	$32,594	49

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

	Years ended December 31,
	2013	2012
Balance, beginning	$51,473	$60,128
New loans	2,777	21,029
Repayments and other reductions	(10,884)	(29,733)
Transfer from related party status	(12,470)	49
Balance, ending	$30,898	$51,473

No loans to executive officers, directors, and their affiliates were past due greater than 90 days at December 31, 2013 or 2012.

Note 5.	Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2013	2012

Land	$3,684	$3,684
Building and building improvements	14,492	14,441
Furniture and equipment	3,641	3,389
	21,817	21,514
Less: accumulated depreciation	5,437	4,524
	$16,380	$16,990

Depreciation and amortization expense was $1.2 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively.

Rent expense for banking facilities was $382,000 and $636,000 for the years ended December 31, 2013 and 2012, respectively.

The Company leases office space for certain branches and loan production offices. The future minimum annual rental commitments for these noncancelable leases of such space are as follows (in thousands):

2014	$339
2015	319
2016	103
2017	103
2018	103
Thereafter	$793
$1,760

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes. Certain leases also provide for increased rental payments up to 3%.

Note 6.	Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. An analysis of the foreclosed assets and the related provision for losses is as follows (in thousands):

	Years ended December 31,
	2013	2012

Beginning Balance	$3,419	$3,524
Transfers of loans	2,609	4,075
Writedown to realizable value	(139)	(879)
Loans to facilitate sale of foreclosed assets	—	—
(Loss) on sale of foreclosed assets	(29)	(57)
Proceeds on sale	(1,444)	(3,244)
Ending Balance	$4,416	$3,419
Expenses applicable to foreclosed assets include the following:

	Years ended December 31,
	2013	2012

Writedown to realizable value	$139	$879
Operating expenses, net of rental income	250	380
	$389	$1,259

Note 7.	Deposits

The composition of interest bearing deposits is as follows (in thousands):

	December 31, 2013	December 31, 2012
NOW and money market accounts	$240,537	$244,441
Savings	24,399	25,411
Time deposit certificates, $100,000 or more	223,436	254,268
Other time deposit certificates	125,074	142,426
	$613,446	$666,546

At December 31, 2013 and December 31, 2012, brokered deposits amounted to $4.8 million and $16.6 million, respectively, which are included in other time deposit certificates.

At December 31, 2013, maturities of certificates of deposit are summarized as follows (in thousands):

2014	$219,977
2015	73,203
2016	25,395
2017	12,948
2018	16,054
2019 and thereafter	933
$348,510

Note 8.	Subordinated Debt

In May 2009, the Company completed a private placement offering to individual accredited investors of $4.1 million of 8% Series A non-cumulative convertible preferred stock (the “Series A Preferred Stock”) with a purchase price and liquidation preference of $1,000 per share. The Series A Preferred Stock was convertible to common stock at $10.00 per share on or after five years. On July 9, 2009, each share of Series A Preferred Stock was, automatically and without any action on the part of the holder thereof, exchanged for Company subordinated notes in the same face amount as the shares for which they were exchanged. The holders of the notes are entitled to interest at 8% payable annually, and the notes will mature on the tenth anniversary from the date of issuance. The notes are redeemable by the Company on or after five years of the date of issuance, in whole or in part, at a price equal to 100% of the outstanding principal amount of such note redeemed. The notes are convertible to common stock at $10.00 per share on or after five years. The subordinated debt qualifies for regulatory capital treatment subject to certain limits as total capital of the Company at December 31, 2013. The outstanding balance at December 31, 2013 and December 31, 2012 was $4.1 million.

On March 12, 2013, the Company completed a private placement offering of $10.0 million of subordinated indebtedness coupled with warrants to purchase in the aggregate 250,000 shares of Company common stock at a price of $4.00 per share. These securities were offered in denominations of $10,000 per note evidencing the subordinated indebtedness along with a warrant to purchase 250 shares of Company common stock at $4.00 per share. The subordinated indebtedness bears interest at an annual rate of 9.0% and will mature on the tenth anniversary from the date of issuance. Interest on the subordinated indebtedness has been accruing from the date of issuance and is payable semi-annually, in arrears. The warrants will remain outstanding following any such redemption of the subordinated indebtedness, and will have a term of ten years from the date of issuance, whereafter they will expire. The notes are redeemable by the Company on or after two years from the date of issuance, in whole or in part, at a price equal to 100% of the outstanding principal amount of such note redeemed. Proceeds from the private placement were allocated to the two instruments based on the relative fair values of the subordinated indebtedness without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants was approximately $277,000 and was accounted for as paid-in capital at estimated fair value. The remainder of the discount was allocated to the subordinated indebtedness as part of the transaction. The discount will be accreted over the term of the warrants using the interest method. The outstanding balance net of the associated discount was $9.7 million at December 31, 2013.
On September 30, 2013, the Company completed a private placement offering of $5.5 million of subordinated indebtedness. These securities were offered in denominations of $1,000 per note. The subordinated notes will mature on the eighth anniversary of the issuance of the notes. The Company will have the option to redeem the notes in whole or part, upon the occurrence of certain events affecting the regulatory capital or tax treatment of the notes prior to the fifth anniversary of the issuance. The holders of the notes are entitled to interest at 8.625% payable in arrears, on March 31, June 30, September 30, and December 31 of each year, beginning December 31, 2013, and at maturity. On or after the fifth anniversary of the effective date of the subordinated notes, the Company may redeem the notes, in whole or in part, upon giving notice to the holders. The outstanding balance was $5.5 million at December 31, 2013.

Note 9.	Other Borrowed Funds

The composition of other borrowed funds is as follows (in thousands):

	December 31, 2013	December 31, 2012
Securities sold under agreements to repurchase	$24,896	$24,842
Mortgage note payable	667	853
	$25,563	$25,695

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

At December 31, 2013, future principal payments are as follows (in thousands):

2014	$197
2015	210
2016	222
2017	38
$667

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the FHLB.  The Bank had $74.2 million and $31.0 million of loans pledged as collateral for FHLB advances as of December 31, 2013 and 2012, respectively.  There were no advances outstanding at December 31, 2013 and 2012, respectively.

The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the FRB Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $87.1 million and $198.0 million of loans pledged as collateral under these agreements as of December 31, 2013 and 2012, respectively. There were no borrowings outstanding at December 31, 2013 and 2012.

Note 10.	Income Taxes

Income tax (benefit) expense recognized is as follows (in thousands):

	For years ended December 31,
	2013	2012
Current	$535	$927
Deferred	424	111
Change in valuation allowance	(15,599)	(697)
	$(14,640)	$341

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	For years ended December 31,
	2013	2012
Federal income tax at statutory rate	$729	$1,041
Increase (decrease) due to:
Valuation allowance	(15,599)	(697)
State income tax, net of federal benefit	131	187
Benefit of income taxed at lower rate	(21)	(30)
Tax exempt income	(234)	(234)
Stock option compensation	—	292
Cash surrender value of life insurance	(50)	(50)
Other	404	(168)
	$(14,640)	$341
Deferred tax assets and liabilities consist of (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Allowance for loan losses	$5,390	$8,123
Organization expenses	291	320
Net operating losses	10,315	8,201
Contribution carryforward	33	14
Non-qualified stock options	860	860
Restricted stock	92	86
Foreclosed assets	393	572
Other	—	110
	17,374	18,286
Deferred tax liabilities:
Depreciation	(362)	(230)
Unrealized gains on securities available for sale	(208)	(859)
Prepaid expenses	—	(32)
Other	(23)	—
	(593)	(1,121)
Valuation allowance	—	(15,599)
Net deferred tax asset	$16,781	$1,566

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

The Company had a federal net operating loss carryforward of $25.2 million and $19.9 million that can be used to offset future regular corporate federal income tax as of December 31, 2013 and 2012, respectively. This net operating loss carryforward expires between the year ended December 31, 2028 and December 31, 2033. The Company had an Illinois net operating loss carryforward of $27.7 million and $22.8 million that can be used to offset future regular corporate state income tax as of December 31, 2013 and 2012, respectively. These Illinois net operating loss carryforwards will expire between the December 31, 2023 and December 31, 2028, fiscal tax years.

Note 11.	Benefit Plan

The Company has a 401(k) plan that covers substantially all employees. Participants make tax-deferred contributions. The Company matches contributions equal to 100% of each participant’s contribution up to 6%. Expense of the plan is based on the annual contributions and was $426,000 and $404,000 for the years ended December 31, 2013 and 2012, respectively.

Note 12.	Stock Compensation Plans

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

There were no options granted for the year ended December 31, 2013.

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used which are not materially different by plan:

December 31, 2012
Dividend yield	—%
Expected volatility	13%
Risk free rate of return	1.16%
Expected life in years	7.0

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	December 31, 2013			December 31, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,870,487	$7.83	$681	1,749,687	$7.63	$428
Granted	—	—		144,500	10.44
Exercised	—	—		—	—
Canceled	(736,583)	9.12		—	—
Expired	—	—		(17,366)	9.02
Forfeited	(42,700)	6.68		(6,334)	8.33

Outstanding at end of period	1,091,204	$7.00	$—	1,870,487	$7.83	$681

Exercisable at end of period	1,091,204	$7.00	$—	1,600,173	$7.58	$401

Weighted average fair value of options granted during the period	$—				$1.81

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $5,000 and $365,000 in compensation expense related to the options for the year ended December 31, 2013 and 2012, respectively. At December 31, 2013, there was no further compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at December 31, 2013, is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable

First Community Financial Partners, Inc.
$5.00	364,376	0.6	364,376
$5.53	6,000	1.3	6,000
$6.25	30,600	4.3	30,600
$6.38	10,000	2.3	10,000
$7.50	434,700	3.6	434,700
$8.00	4,000	5.7	4,000
$9.25	241,528	4.4	241,528
	1,091,204		1,091,204

Information pertaining to non-vested options at December 31, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	270,314	$1.84
Granted	—	—
Vested	(5,394)	1.76
Canceled	(264,920)	1.84
Forfeited	—	—
Non-vested shares, end of period	—	$—

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

On August 19, 2013, the Company granted 45,475 restricted stock units under its 2013 Equity Incentive plan with a weighted-average grant-date per share fair value of $2.58, with immediate vesting. In addition, on September 16, 2013, 15,000 restricted stock units were granted with a weighted-average grant-date per share fair value of $3.70, with vesting over a three-year period.

The Company recognized compensation expense of $814,000 and $330,000, respectively, for the years ended December 31, 2013 and 2012, related to the 2008 and 2013 Equity Incentive Plans, which included $385,000 in expense related to the canceled FCB Plainfield awards. Total unrecognized compensation expense related to restricted stock grants was $325,000 as of December 31, 2013.

The following is a summary of non-vested restricted stock units:

	December 31, 2013		December 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	301,701	$2.52	412,000	$1.50
Granted	468,737	3.82	57,850	7.03
Vested	(160,477)	1.81	(138,999)	1.50
Canceled	(55,700)	7.03	—	—
Forfeited	(16,000)	1.50	(29,150)	1.91
Non-vested shares, end of period	538,261	$3.43	301,701	$2.52

Note 13.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	December 31, 2013	December 31, 2012
Commitments to extend credit	$116,572	$90,368
Standby letters of credit	17,497	12,600
	$134,069	$102,968

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Company would be entitled to seek recovery from the customer. At December 31, 2013 and 2012, there was $220,000 and $300,000, respectively, recorded as liabilities for the Company’s potential obligations under these guarantees.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

Cash concentrations: The nature of the Company’s business requires that it maintain amounts due from banks, federal funds sold and interest-bearing deposits in banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

Note 14.	Capital and Regulatory Matters

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

On March 21, 2012, FCB Joliet entered into a Memorandum of Understanding with the FDIC and the IDFPR. The memorandum was not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The memorandum documented an understanding among FCB Joliet, the FDIC and the IDFPR, that, among other things, FCB Joliet maintain its Tier 1 capital ratio at a minimum of 8% for the duration of the memorandum, and maintain its ratio of total capital to risk-weighted assets at a minimum of 12% for the duration of the memorandum.

On April 18, 2012, FCB Homer Glen entered into a Memorandum of Understanding with the FDIC and the IDFPR. The memorandum was not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The memorandum documented an understanding among FCB Homer Glen, the FDIC and the IDFPR, that, among other things, FCB Homer Glen maintain its Tier 1 capital ratio at a minimum of 8.5% for the duration of the memorandum, and maintain its ratio of total capital to risk-weighted assets at a minimum of 12.5% for the duration of the memorandum.

As part of its approval of the Consolidation, the FDIC had required that the Bank remain subject to these informal regulatory actions instituted at FCB Joliet and FCB Homer Glen for the duration of the memoranda.

Effective August 12, 2013, the Memorandum of Understanding that each of FCB Joliet and FCB Homer Glen had entered into with the FDIC and the IDFPR was terminated.

Pursuant to a resolution dated October 19, 2011, First Community was required to obtain prior written approval from the FRB prior to the declaration or payment of dividends by First Community, any increase in indebtedness of First Community or the redemption of First Community stock. On November 14, 2013 the FRB notified the Company that it had no objections to the Company rescinding the board resolution. The resolution was then rescinded by the Board of Directors on November 22, 2013.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of December 31, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

The Company’s and the Banks’ capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital (to risk-weighted assets)
Consolidated	$103,635	13.55%	$61,177	8.00%	N/A	N/A
First Community Financial Bank	100,758	12.93	62,357	8.00	$77,947	10.00%
Tier I Capital (to risk-weighted assets)
Consolidated	74,688	9.77%	30,588	4.00%	N/A	N/A
First Community Financial Bank	91,116	11.69	31,179	4.00	46,768	6.00%
Tier I Capital (to average assets)
Consolidated	74,688	8.87%	33,680	4.00%	N/A	N/A
First Community Financial Bank	91,116	10.81	33,707	4.00	42,133	5.00%
December 31, 2012
Total capital (to risk-weighted assets)
Consolidated	$99,579	14.46%	55,079	8.00%	N/A	N/A
FCB Joliet	47,428	13.46	28,181	8.00	$35,226	10.00%
FCB Plainfield	18,630	16.40	9,090	8.00	11,363	10.00
FCB Homer Glen	9,878	16.57	4,769	8.00	5,961	10.00
Burr Ridge	22,684	13.90	13,059	8.00	16,324	10.00
Tier I Capital (to risk-weighted assets)
Consolidated	86,733	12.60%	27,539	4.00%	N/A	N/A
FCB Joliet	42,905	12.18	14,090	4.00	21,135	6.00%
FCB Plainfield	17,185	15.12	4,545	4.00	6,818	6.00
FCB Homer Glen	9,112	15.29	2,385	4.00	3,577	6.00
Burr Ridge	20,632	12.64	6,530	4.00	9,795	6.00
Tier I Capital (to average assets)
Consolidated	86,733	9.87%	35,143	4.00%	N/A	N/A
FCB Joliet	42,905	9.04	18,982	4.00	23,727	5.00%
FCB Plainfield	17,185	12.06	5,698	4.00	7,123	5.00
FCB Homer Glen	9,112	11.97	3,044	4.00	3,805	5.00
Burr Ridge	20,632	11.12	7,418	4.00	9,273	5.00

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management is in the process of assessing the effect the Basel III Rules may have on the Company’s and the Bank’s capital positions and will monitor developments in this area.

Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits, after first deducting their losses (including any accumulated deficit) and provision for loan losses. The payment of dividends by any bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Moreover, the FDIC prohibits the payment of any dividends by a bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the FDIC places restrictions on dividend payments during the first seven years of a new bank’s operations, after which time allowing cash dividends to be paid only from net operating income and does not permit dividends to be paid until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. There were no common share dividends paid during the year ended December 31, 2013 and 2012 by the Company or the Bank.

Note 15.	Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$22,277	$—	$22,277	$—
Residential collateralized mortgage obligations	23,237	—	23,237	—
Residential mortgage backed securities	28,006	—	28,006	—
Corporate securities	29,092	—	29,092	—
State and political subdivisions	38,704	—	35,985	2,719
Derivative financial instruments	324	—	324	—
Financial Liabilities
Derivative financial instruments	324	—	324	—

December 31, 2012
Financial Assets
Securities Available for Sale:
U.S. government federal agency	$1,002	$—	$1,002	$—
Government sponsored enterprises	25,790	—	25,790	—
Residential collateralized mortgage obligations	20,344	—	20,344	—
Residential mortgage backed securities	7,716	—	7,716	—
Corporate securities	12,721	—	12,721	—
State and political subdivisions	41,388	700	36,406	4,282
Derivative financial instruments	658	—	658	—
Financial Liabilities
Derivative financial instruments	658	—	658	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2013. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2012	$4,282
Total gains or losses (realized/unrealized) included in other comprehensive income	16
Included in earnings	—
Purchases	—
Paydowns and maturities	(1,579)
Transfers in and/or out of Level 3	—
Ending balance, December 31, 2013	$2,719

Beginning balance, December 31, 2011	$3,060
Total gains or losses (realized/unrealized) included in other comprehensive income	(42)
Included in earnings	—
Purchases	1,264
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, December 31, 2012	$4,282

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

December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans	$26,209	$—	$—	$26,209
Loans held for sale	2,619			2,619
Foreclosed assets	4,416	—	—	4,416

December 31, 2012
Financial Assets
Impaired loans	$38,906	$—	$—	$38,906
Foreclosed assets	3,419	—	—	3,419

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
Impaired loans	26,209	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Loans held for sale	2,619	Secondary market pricing	Selling costs	10% to 25%
Foreclosed assets	4,416	Appraisal of Collateral	Selling costs	10.00%

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

As of December 31, 2013 and December 31, 2012, approximately $13.2 million or 46% and $23.5 million, or 58%, of impaired loans were evaluated for impairment using appraisals performed within the last twelve month period, respectively. In addition to appraisals, management performs evaluations and other analysis to update valuations when no appraisal is performed within the prior twelve months.

Loans Held for Sale: The fair value of loans held for sale is determined using quoted secondary market prices and classified as Level 3.

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

Fair Value of Financial Instruments

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

Interest bearing deposits in banks: The carrying amounts of interest bearing deposits maturing within one year approximate their fair values.

Non-marketable equity securities: These securities are either redeemable at par or current redemption values; therefore, market value equals cost.

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

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2013 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$10,815	$10,815	$10,815	$—	$—
Interest bearing deposits in banks	29,292	29,292	29,292	—	—
Securities available for sale	141,316	141,316	—	138,597	2,719
Non-marketable equity securities	967	967	—	—	967
Loans held for sale	2,619	2,619	—	—	2,619
Loans, net	636,311	639,068	—	—	639,068
Accrued interest receivable	2,058	2,058	2,058	—	—
Derivative financial instruments	324	324	—	324	—
Financial liabilities:
Non-interest bearing deposits	111,955	111,955	111,955	—	—
Interest bearing deposits	613,446	605,857	264,936	—	340,921
Subordinated debt	19,305	19,076	—	—	19,076
Other borrowed funds	25,563	25,563	25,563	—	—
Accrued interest payable	1,108	1,108	1,108	—	—
Derivative financial instruments	324	324	—	324	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2012 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$14,933	$14,933	$14,933	$—	$—
Interest bearing deposits in banks	132,152	132,152	132,152	—	—
Securities available for sale	108,961	108,961	700	103,979	4,282
Non-marketable equity securities	967	967	—	—	967
Loans, net	614,236	620,085	—	—	620,085
Accrued interest receivable	2,303	2,303	2,303	—	—
Derivative financial instruments	658	658	—	658	—
Financial liabilities:
Non-interest bearing deposits	114,116	114,116	114,116	—	—
Interest bearing deposits	666,546	667,809	269,852	—	397,957
Subordinated debt	4,060	3,951	—	—	3,951
Other borrowed funds	25,695	25,695	25,695	—	—
Accrued interest payable	944	944	944	—	—
Derivative financial instruments	658	658	—	658	—

Note 16.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with FTN Financial Capital Markets as a means of providing loan terms agreeable to both parties. As of December 31, 2013 and 2012, there were $3.5 million and $7.5 million outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $324,000 and $658,000 as of December 31, 2013 and 2012, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income the net effect was immaterial during the years ended December 31, 2013 and 2012. The gross amount of the adjustments to the income statement were $302,000 and $202,000 during the years ended December 31, 2013 and 2012, respectively.

Note 17.	Preferred Stock

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

On July 23, 2012, Treasury announced its intentions to auction the Series B Preferred Stock and Series C Preferred Stock. On July 26, 2012, Treasury announced that all of First Community’s 1,100 shares of Series C Preferred Stock were priced and sold to one or more third parties at $661.50 per share, for an aggregate total of $727,650. Treasury did not proceed with the sale of Series B Preferred Stock in First Community due to the fact that Treasury did not receive sufficient bids above the minimum bid price in accordance with the auction procedures. The book value of the Series C Preferred Stock was $892,000 at December 31, 2013 and dividends are paid quarterly at an annual rate of 9.0%.

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

On September 30, 2013, pursuant to the terms of the TARP Securities Purchase Option Agreement the Company repurchased 7,324 shares, or $7.3 million, of its Series B Preferred Stock at $728.61 per share. The total cost of repurchasing these shares was $5.3 million which included accrued and unpaid dividends earned on the shares through the date of repurchase. A gain on retirement of preferred stock of $2.0 million was recorded through accumulated deficit.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2013, were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) promulgated under the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of the chief executive officer and the chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 1992. Based on that assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC permitting the Company to provide only management’s report in the annual report.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
The following table sets forth information regarding our directors as of March 13, 2014:

Name	Age	Title	Director Since	Term Expires
George Barr	59	Director and Chairman of the Board	2006	2016
Peter Coules, Jr.	52	Director	2013	2014
Terrence O. D’Arcy	58	Director	2006	2016
Roger A. D’Orazio	56	Director	2006	2016
John J. Dollinger	57	Director	2006	2016
Rex D. Easton	62	Director	2006	2014
Vincent E. Jackson	51	Director	2013	2014
Patricia L. Lambrecht	63	Director	2006	2014
Stephen G. Morrissette	52	Director	2006	2015
Daniel Para	61	Director	2013	2015
Michael F. Pauritsch	68	Director	2008	2015
William L. Pommerening	61	Director	2008	2016
Patrick J. Roe	56	President, Chief Operating Officer and Director	2011	2015
Robert L. Sohol	62	Director	2006	2015
Roy C. Thygesen	56	Chief Executive Officer and Director	2013	2014
Dennis G. Tonelli	67	Director	2008	2016
Scott A. Wehrli	44	Director	2008	2014

George Barr. Mr. Barr has been a director and the chairman of the board of directors of First Community since 2006. He has also served as a director of First Community Financial Bank since 2013. From 2004 to 2013, he served as a director and the chairman of the board of directors of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. Mr. Barr also was a director of Burr Ridge, of which First Community was a stockholder prior to the Consolidation, from 2009 to 2013. Since 1987, Mr. Barr has been an attorney at the law firm of George Barr & Associates, located in Joliet, Illinois. Since 1990, Mr. Barr has been the president and owner of The Barr Group, P.C., also located in Joliet, Illinois, a real estate management and development company. We believe that Mr. Barr’s significant legal and business experience provides much insight to the board of directors. Mr. Barr’s involvement with numerous local commercial, industrial, apartment, residential and entertainment real estate development projects provide him and the board of directors with a detailed knowledge of the real estate markets in the areas in which First Community and the First Community Financial Bank operate and provide loans. His in depth knowledge of First Community and First Community Financial Bank also provides the board of directors of First Community with source of historical knowledge of our business.

Peter Coules, Jr. Mr. Coules has been a director of First Community since 2013. From 2008 to 2013, Mr. Coules served as a director and the vice-chairman of the board of directors of FCB Homer Glen, of which First Community was a stockholder prior to the Consolidation. Since December 1994, Mr. Coules has been an attorney, officer and shareholder of Donatelli & Coules, Ltd., a law firm located in Hinsdale, Illinois. We believe that Mr. Coules’ experience with FCB Homer Glen while serving on its board of directors provides the board of directors of First Community with additional insight into our business’ banking market and operations. Additionally, we believe that the board of directors benefits from Mr. Coules’ legal experience in the areas of borrowing and bonding. Mr. Coules also has extensive ties to the local community, including serving as a trustee for the Village of Lemont, Illinois from 2002 through 2010.

Terrence O. D’Arcy. Mr. D’Arcy has been on the board of directors of First Community since 2006. From 2004 to 2013, he was on the board of directors of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation, and from 2008 to 2013, he was on the board of directors of FCB Plainfield, which is now known as First Community Financial Bank. Since 1991, Mr. D’Arcy has been the owner and operator of automobile dealerships located in Joliet, Illinois. He currently operates three dealerships which sell Buick and GMC Truck, Hyundai and Volkswagen vehicles and provide parts and services for customers. From 2000 through 2009, Mr. D’Arcy was a director of the Chicago Automobile Trade Association. We believe that Mr. D’Arcy’s involvement in the local community provides the board of directors with insights into the business markets in which First Community and First Community Financial Bank operate, and that his business and leadership experience provides the board with keen judgment on issues relating to our local business community. The board also benefits from Mr. D’Arcy’s extensive historical knowledge of First Community and our banking market.

Roger A. D’Orazio. Mr. D’Orazio has been on the board of directors of First Community since 2006. From 2004 to 2013, he was on the board of directors of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. Since 1976, Mr. D’Orazio has been the chief executive officer of Collision Revision, a chain of automobile repair facilities. Since 2008, Mr. D’Orazio has been chief executive officer of Dora Holdings, a holding company located in Joliet, Illinois that owns businesses operating in the areas of automotive collision repair, contract manufacturing, transportation and logistics, automotive car sales and property development and management. We believe that Mr. D’Orazio’s involvement in running and managing a diverse set of businesses in the communities in which we operate provides the board of directors of First Community with insights into many different types lines of business in which our customers or potential customers operate. Mr. D’Orazio’s business experience and long serving role on the board of directors also benefit the performance of the board of directors.

John J. Dollinger. Mr. Dollinger has been on the board of directors of First Community since 2006. From 2004 to 2013, he was on the board of directors of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. Since 1977, Mr. Dollinger has been a self-employed farmer in Joliet, Illinois. Mr. Dollinger also manages his family businesses. We believe that Mr. Dollinger’s knowledge of the local farming community and farm real estate matters, and his performance as a local businessman, provide the board of directors with insights into the local community and a knowledge base on local farming related matters.

Rex D. Easton. Mr. Easton has been on the board of directors of First Community since 2006. From 2004 to 2013, he served as a director of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. Mr. Easton also was a director of Burr Ridge, of which First Community was a stockholder prior to the Consolidation, from 2009 to 2013. Since 1994 Mr. Easton has been the majority owner Packard Transport, Inc. and Packard Transport Management, Inc., located in Channahon, Illinois, which provide equipment to transport machinery, building materials and other products nationwide. Mr. Easton also has experience serving on the board of directors of a community bank located in Channahon, Illinois during the 1980s to early 1990s, and working as a teller, auditor and installment loan officer in a community bank located in Joliet, Illinois during the late 1960s and 1970s. We believe that Mr. Easton’s experience as a businessman in our local communities and his extensive background in local community banking provide the board of directors with an important source of banking expertise.

Vincent E. Jackson. Mr. Jackson has been a director of First Community since 2013. Mr. Jackson also served as a director of Burr Ridge, of which First Community was a stockholder prior to the Consolidation, from 2009 to 2013. Since 1991, Mr. Jackson has been the president of Bo Jackson Enterprises, a celebrity endorsement and promotion company. Additionally, since 2007, Mr. Jackson has served as chief executive officer of Bo Jackson Elite Sports, which provides sports training facilities in the Chicago area. From 2001 to 2008, he was an officer of N’Genuity Enterprise, a food broker and supplier of protein products to commissaries worldwide. We believe that Mr. Jackson’s experience with Burr Ridge, gained while serving on its board of directors, provides the board of directors of First Community with additional insight into Burr Ridge’s banking market and operations. Additionally, we believe that the board of directors benefits from Mr. Jackson’s extensive business experience as an entrepreneur invested in the local community.

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

Stephen G. Morrissette. Mr. Morrissette has served on the board of directors of First Community since 2006. From 2004 to 2013, he served as a director of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. He also served on the boards of directors of three banks of which First Community was a majority stockholder prior to the Consolidation: FCB Homer Glen (serving from 2008 to 2013), FCB Plainfield, now known as First Community Financial Bank (serving from 2008 to 2013) and Burr Ridge (serving from 2009 to 2013). From 2004 to 2009, Mr. Morrissette was the chief executive officer of each of First Community and FCB Joliet. Prior to that, he was a professor of finance at the University of St. Francis, located in Joliet, Illinois, from 1994 to 2004. In 2010, he returned to his professor of finance position at the University of St. Francis and became an adjunct professor of strategy at the University of Chicago’s Booth School of Business. He continues to serve in those capacities today. Additionally, in 2011, Mr. Morrissette became a managing director of Providence Advisors, a strategic planning and bank consulting business. We believe that Mr. Morrissette’s years of banking experience, which includes executive leadership positions and extensive consulting experience with local community banks, is a tremendous asset to the board. Moreover, Mr. Morrissette’s educational background, including a Ph.D. and MBA in finance and strategy, and his teaching experience, contribute to the board a deep knowledge of corporate finance.

Daniel Para. Mr. Para has been a director of First Community since 2013. From 2009 to 2013, he also served as a director of Burr Ridge, of which First Community was a stockholder prior to the Consolidation. Until 2009, Mr. Para served as the chief executive officer of Concert Group Logistics, a company he founded in 2001 and sold to XPO Logistics, Inc. (NYSE: XPO, formerly Express-1 Expedited Solutions) in 2008. He served on the board of directors of this public company until 2012 where he also headed the mergers and acquisitions committee of the board. We believe that Mr. Para’s experience with public company acquisitions and his past board service contribute valuable skills to the First Community board. The board also benefits from his experience with growing existing companies and overseeing matters related to that growth.

Michael F. Pauritsch. Mr. Pauritsch has been on the board of directors of First Community since 2008. The board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. From 2009 to 2013, he also served as the chairman of the board of directors of Burr Ridge, of which First Community was a stockholder prior to the Consolidation. Since 1976, Mr. Pauritsch has been a partner at Mulcahy, Pauritsch, Salvador & Co., Ltd, an accounting firm. Since 1999, Mr. Pauritsch has served on the business development committees of each of MPS Loria Financial Partners LLC, an investment firm, and Loria Financial Group, LLC, a broker/dealer. We believe that Mr. Pauritsch’s extensive accounting background, including many years of experience as a Certified Public Accountant for small and medium-sized businesses, provides the board of directors with valuable accounting and financial expertise. Moreover, Mr. Paurtisch provides the board with years of experience in the securities industry. Finally, Mr. Pauritsch’s prior service on the boards of First Community and Burr Ridge provides the board with significant historical knowledge.

William L. Pommerening. Mr. Pommerening has served on the board of directors of First Community since 2008. From 2008 to 2013, he was also on the board of directors of FCB Plainfield, which is now known as First Community Financial Bank, including serving as its chairman. For 26 years, Mr. Pommerening served as President of Valley Concrete, Inc., a concrete production company. We believe that Mr. Pommerening’s experience as a business owner in our local communities offers the board valuable insight and his service on the boards of directors of First Community and FCB Plainfield provides the board with significant historical knowledge.

Patrick J. Roe. Mr. Roe has served as a director of First Community since 2011. From 2011 to 2013, Mr. Roe served as First Community’s president and chief executive officer and, since 2013, has served as First Community’s president and chief operating officer. He has also served as the president and a director of First Community Financial bank since 2013. From 2010 to 2013, he has served as served as the president and chief executive officer, and as a director, of FCB Homer Glen, of which First Community was a stockholder prior to the Consolidation, and from 2011 to 2013, served as a director of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. From February 2008 through March 2009, Mr. Roe served as senior vice president of Old Second National Bank, a community banking institution. From 1984 through 2008, he was employed by Heritage Bank, also a community banking institution. He served as president, chief operating officer and director of Heritage Bank from 1996 through 2008. Mr. Roe also served as the president, chief operating officer and a director of HeritageBanc, Inc., a bank holding company and parent of Heritage Bank. We believe that Mr. Roe’s extensive community banking experience, including prior to his work with First Community, where his responsibilities are substantially similar to the work performed for his prior employers, provides First Community and its board of directors with a wide array of expertise and vast experience in community banking. Mr. Roe’s significant qualifications in many facets of commercial banking, including with respect to lending, deposits, lending operations and accounting, also benefit First Community and the board of directors.

Robert L. Sohol. Mr. Sohol has served on the board of directors of First Community since 2006. From 2004 to 2013, he served as a director of FCB Joliet, a wholly owned subsidiary of First Community prior to the Consolidation. From 2008 to 2013, Mr. Sohol also served on the board of director of FCB Plainfield, now known as First Community Financial Bank. Since 1983, Mr. Sohol has served as chief executive officer of two construction companies, RL Sohol Carpenter Contractor Inc. and RL Sohol General Contractor Inc. Since 1987, he has been a partner in Phase III, a real estate and development company, and since 1997, he has been the chief executive officer of American Built Systems Inc., a manufacturing company. We believe that Mr. Sohol’s extensive executive experience, including experience with being primarily responsible for the creation of financial statements and responding to tax audits, benefits the board. Additionally, Mr. Sohol’s longstanding service on the boards of directors of First Community and its banking affiliates provide the board with valuable institutional knowledge.

Roy C. Thygesen. Mr. Thygesen has been a director of First Community since 2013. Since 2013, he has also served as the chief executive officer of First Community, and the chief executive officer and a director of First Community Financial Bank. From 2009 to 2013, Mr. Thygesen was the president and chief executive officer, and a director, of Burr Ridge, of which First Community was a stockholder prior to the Consolidation. From 1993 to 2007, Mr. Thygesen served as regional president of a predecessor to BMO Harris Bank, a banking institution, as well as chief executive officer, president, and a director of several of that organization’s wholly owned community bank subsidiaries. Mr. Thygesen possess a material amount of experience and knowledge in the community banking market in which First Community operates, and his responsibilities at his job prior to commencing work at Burr Ridge, and prior to his appointment to officer positions at First Community and First Community Financial Bank, provide Mr. Thygesen with a substantial level expertise in the banking markets of First Community in the areas of banking business development, commercial lending, cash management and relationship management. We believe that Mr. Thygesen’s continuing expertise in community banking within our local markets, including his knowledge of and experience with Burr Ridge, benefit the board of directors of First Community.

Dennis G. Tonelli. Mr. Tonelli has served on the board of directors of First Community since 2008. From 2008 to 2013, he was a director and chairman of the board of FCB Homer Glen, of which First Community was a stockholder prior to the Consolidation. From 1981 to 2011, Mr. Tonelli was a director and vice president of Ruettiger Tonelli & Assoc., a land survey and civil engineering firm that he co-founded. His experience also includes being a director of Three Rivers Manufacturers Association from 1985 to 1988, and a director of the Joliet Chamber of Commerce from 1995 to 2000. From 1997 to 2009, and from 2010 to the present, Mr. Tonelli served as a trustee of Lewis University, located in Romeoville, Illinois. We believe that Mr. Tonelli’s experience being a local business owner, his deep knowledge of the local community and his service as a director of several diverse organizations, including First Community and FCB Homer Glen, provides the board with a unique viewpoint and skillset.

Scott A. Wehrli. Mr. Wehrli has been on the board of directors of First Community since 2008. From 2008 to 2013, he was a director of FCB Plainfield, now known as First Community Financial Bank. Since 1997, Mr. Wehrli has served as secretary and treasurer of DuKane Precast, Inc., a Naperville, Illinois producer of pre-stressed, pre-cast concrete wall panels, columns, beams and parking deck components. Mr. Wehrli became a partner of DuKane Precast in 2005, and he also serves as vice president of Naperville Excavating, an excavating company, overseeing its administrative and legal matters. Mr. Wehrli is also active in the communities of Naperville, Illinois and its surrounding areas, including serving presently, and in the past, on numerous city commissions and community groups. We believe that Mr. Wehrli’s service on the board of directors of First Community, and his prior service on the board of directors of FCB Plainfield, has provided him with valuable knowledge of the banking industry. Additionally, Mr. Wehrli’s service as with local companies and community focused groups has given him an understanding of corporate governance matters and local issues that are relevant to the board.

Executive Officers

In addition to Mr. Thygesen, our chief executive officer, and Mr. Roe, our president and chief operating officer, the following individual is an executive officer of First Community:

Glen L. Stiteley. Mr. Stiteley, age 43, is the executive vice president and chief financial officer of First Community and First Community Financial Bank. From 2005 to 2013, he served as the senior vice president and chief financial officer of First Community and FCB Joliet. Mr. Stiteley’s skills have assisted First Community as it has grown in size and operations since 2005. Prior to 2005, Mr. Stiteley was a practice leader for the Chicago-based community bank practice of McGladrey & Pullen, LLP and was with the firm from 1995 to 2005. His community bank clients ranged in size from de novo institutions to institutions with $5 billion in assets, including a number of SEC registrants.

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

Identification of Audit Committee and Audit Committee Financial Expert
The Company’s audit committee consists of Messrs. Pauritsch and Tonelli, each of whom satisfies the independence requirements under the New York Stock Exchange listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of our audit committee is Mr. Pauritsch, whom our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their employment.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation in 2013 and 2012 for each our named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Roy C. Thygesen, Chief Executive Officer	2013	272,950	55,000	—	—	64,320	392,270
	2012	265,000	86,880	—	36,292	51,356	439,528
Patrick J. Roe, President and Chief Operating Officer	2013	280,000	85,000	—		26,975	391,975
	2012	270,000	10,000	—	—	33,000	313,000
Glen L. Stiteley, Chief Financial Officer	2013	162,750	51,778	—	—	10,964	225,492
	2012	155,000	11,000	—	—	637	166,637

(1)	Amounts reflect base salary earned in the year, before any deferrals at the officer’s election and including salary increases effective during the year, if any.
(2)
Amounts reflect discretionary annual bonuses earned by the officers. Mr. Roe was subject to a bonus prohibition under the U.S. Department of the Treasury’s Capital Repurchase Program from January 1, 2012 until September 12, 2012. Mr. Thygesen and Mr. Roe earned $55,000 in 2013, which will be paid equally in cash and restricted stock units in 2014, with the restricted stock units vesting February 28, 2014. Mr. Roe received an additional cash bonus of $30,000 in 2013.

(3)
Amounts reflect the aggregate grant date fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the officer. The grant date fair value of the stock options granted to Mr. Thygesen in 2012, which have been scheduled to vest over a three-year period, has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Number of options granted	20,000
Risk-free interest rate	1.16%
Expected life, in years	7
Estimated forfeiture rate	6.76
Expected volatility	13%
Expected dividend yield	—%
Estimated fair value per option	$1.81

(4) All other compensation includes the following:

Name and Principal Position	Year	401(k) match	Automobile Allowance	Personal Use Company-Owned Automobile	Supplemental Life Insurance	Personal Expense Allowance	Total ($)
Roy C. Thygesen, Chief Executive Officer	2013	16,870	6,000	10,250	10,800	20,400	64,320
Patrick J. Roe, President and Chief Operating Officer	2013	18,600	8,375	—	—	—	26,975
Glen L. Stiteley, Chief Financial Officer	2013	10,964	—	—	—	—	10,964

Terms of Mr. Thygesen’s Employment Agreement

Simultaneous with the closing of the Consolidation, Mr. Thygesen entered into a new employment agreement with First Community and First Community Financial Bank, which became effective upon the closing of the Consolidation. Mr. Thygesen serves as the chief executive officer of First Community and First Community Financial Bank under the employment agreement, as well as a member of the boards of directors of both entities. The agreement has an initial term of one year, with automatic one-year renewal terms unless either party gives notice of non-renewal. Mr. Thygesen is entitled to a minimum annual salary of $272,950 pursuant to the agreement, as well as annual performance bonuses, a monthly automobile allowance of $500, a monthly general expense allowance of $1,700, a monthly life insurance allowance of $900, and participation in First Community Financial Bank’s benefit plans.

Under the agreement, upon a termination of Mr. Thygesen’s employment by the employer without cause or by Mr. Thygesen for good reason, Mr. Thygesen will be entitled to severance payments equal to 100% of his base salary plus annual bonus, payable in 24 equal semi-monthly installments following the date of termination (or in a lump sum if the termination occurs within six months before or two years following a change in control), as well as one year of continued medical coverage. Further under the agreement, in the event of a termination of his employment due to his disability, Mr. Thygesen will be entitled to a lump sum payment equal to 100% of his annual base salary, as well as one year of continued medical coverage and disability and life insurance coverage. In the event of his death, Mr. Thygesen’s beneficiaries will be entitled to a lump sum payment equal to 50% of his annual base salary, as well as one year of employer-paid medical coverage. All of the aforementioned severance benefits are contingent upon Mr. Thygesen’s (or his beneficiaries’, if applicable) execution of a general release of claims. Mr. Thygesen’s agreement also provides that if any payments or benefits would be subject to an excise tax under Section 280G of the Internal Revenue Code, the payments or benefits may be reduced to the largest portion payable that would result in no such excise tax if that amount would result in a better net after-tax result to Mr. Thygesen than if there were no such reduction of payments or benefits. Under the agreement, Mr. Thygesen will be subject to one-year non-solicit restrictive covenants following the termination of his employment.

Terms of Mr. Roe’s Employment Agreement

Simultaneous with the closing of the Consolidation, Mr. Roe entered into a new employment agreement with First Community and First Community Financial Bank, which became effective upon the closing of the Consolidation. Mr. Roe serves as the president and chief operating officer of First Community and First Community Financial Bank under the employment agreement, as well as a member of the boards of directors of both entities. The agreement has an initial term of one year, with automatic one-year renewal terms unless either party gives notice of non-renewal. Mr. Roe is entitled to a minimum annual salary of $280,000 pursuant to the agreement, as well as annual performance bonuses, a monthly automobile allowance of $750, and participation in First Community Financial Bank’s benefit plans.

Under the agreement, upon a termination of Mr. Roe’s employment by the employer without cause or by Mr. Roe for good reason, Mr. Roe will be entitled to severance payments equal to 100% of his base salary plus annual bonus, payable in 24 equal semi-monthly installments following the date of termination (or in a lump sum if the termination occurs within six months before or two years following a change in control), as well as one year of continued medical coverage. Further under the agreement, in the event of a termination of his employment due to his disability, Mr. Roe will be entitled to a lump sum payment equal to 100% of his annual base salary, as well as one year of continued medical coverage and disability and life insurance coverage. In the event of his death, Mr. Roe’s beneficiaries will be entitled to a lump sum payment equal to 50% of his annual base salary, as well as one year of employer-paid medical coverage. All of the aforementioned severance benefits are contingent upon Mr. Roe’s (or his beneficiaries’, if applicable) execution of a general release of claims. Mr. Roe’s agreement also provides that if any payments or benefits would be subject to an excise tax under Section 280G of the Internal Revenue Code, the payments or benefits may be reduced to the largest portion payable that would result in no such excise tax if that amount would result in a better net after-tax result to Mr. Roe than if there were no such reduction of payments or benefits. Under the agreement, Mr. Roe will be subject to one-year non-solicit restrictive covenants following the termination of his employment.

Terms of Mr. Stiteley’s Employment Agreement

Simultaneous with the closing of the Consolidation, Mr. Stiteley entered into a new employment agreement with First Community and First Community Financial Bank, which became effective upon the closing of the Consolidation. Mr. Stiteley serves as chief financial officer of First Community and First Community Financial Bank under the employment agreement. The agreement has an initial term of one year, with automatic one-year renewal terms unless either party gives notice of non-renewal. Mr. Stiteley is entitled to a minimum annual salary of $162,750 pursuant to the agreement, as well as annual performance bonuses, and participation in First Community Financial Bank’s benefit plans.

Under the agreement, upon a termination of Mr. Stiteley’s employment by the employer without cause or by Mr. Stiteley for good reason, Mr. Stiteley will be entitled to severance payments equal to 100% of his base salary plus annual bonus, payable in 24 equal semi-monthly installments following the date of termination (or in a lump sum if the termination occurs within six months before or two years following a change in control), as well as one year of continued medical coverage. Further under the agreement, in the event of a termination of his employment due to his disability, Mr. Stiteley will be entitled to a lump sum payment equal to 100% of his annual base salary, as well as one year of continued medical coverage and disability and life insurance coverage. In the event of his death, Mr. Stiteley’s beneficiaries will be entitled to a lump sum payment equal to 50% of his annual base salary, as well as one year of employer-paid medical coverage. All of the aforementioned severance benefits are contingent upon Mr. Stiteley’s (or his beneficiaries’, if applicable) execution of a general release of claims. Mr. Stiteley’s agreement also provides that if any payments or benefits would be subject to an excise tax under Section 280G of the Internal Revenue Code, the payments or benefits may be reduced to the largest portion payable that would result in no such excise tax if that amount would result in a better net after-tax result to Mr. Stiteley than if there were no such reduction of payments or benefits. Under the agreement, Mr. Stiteley will be subject to one-year non-solicit restrictive covenants following the termination of his employment.

Terms of Grants of Stock Option Awards

The stock options granted to Mr. Thygesen in 2012 that are reflected in the Summary Compensation Table above were granted under the Burr Ridge Bank and Trust 2009 Stock Incentive Plan. The options provided Mr. Thygesen the right to purchase 20,000 shares of common stock of Burr Ridge at an exercise price of $10.44, which was the fair market value of such stock on January 31, 2012, the grant date of the options. The options would vest and become exercisable in one-third increments on each of the first three anniversaries of the grant date, subject to Mr. Thygesen’s continued employment. The options would have been exercisable for a period of ten years following the date of grant. At the closing of the Consolidation, these options to purchase 20,000 shares of common stock of Burr Ridge, in addition to 65,000 additional options to purchase shares of common stock of Burr Ridge, were exchanged for 64,218 restricted stock units of First Community that are scheduled to vest in equal annual installments on March 1, 2014 and March 1, 2015. These restricted stock units had no incremental fair value as of the exchange date relative to the canceled stock options.

The stock options granted to Mr. Roe in 2012 that are reflected in the Summary Compensation Table above were granted under the Homer Glen & Lockport 2008 Stock Incentive Plan. The options provided Mr. Roe the right to purchase 46,000 shares of common stock of Homer Glen & Lockport at an exercise price of $4.57, which was the fair market value of such stock on September 27, 2010, the grant date of the options. The options would vest and become exercisable in one-third increments on each of the first three anniversaries of the grant date, subject to Mr. Roe’s continued employment. The options would have been exercisable for a period of ten years following the date of grant. At the closing of the Consolidation, these options to purchase 46,000 shares of common stock of Homer Glen & Lockport, were exchanged for 13,141 restricted stock units of First Community that are scheduled to vest in equal annual installments on March 1, 2014 and March 1, 2015. These restricted stock units had no incremental fair value as of the exchange date relative to the canceled stock options.

Retirement Plans

All eligible employees, including our named executive officers, may participate in the First Community 401(k) Plan and are permitted to contribute up to the maximum percentage allowable not to exceed the limits of the Internal Revenue Code. First Community makes a matching contribution to the plan equal to 100% of each participant’s first 6% of compensation deferred.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information for each of our named executive officers regarding outstanding stock options and unvested stock awards held by the officers as of December 31, 2013. Market values for outstanding stock awards are based on the closing price of First Community stock on December 31, 2013.

		Option Awards				Stock Awards
Name	Grant Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Roy C. Thygesen	2013	—	—			64,218 (1)	250,450
Patrick J. Roe	2013	—	—			13,141 (1)	51,250
Glen L. Stiteley	2011	—	—			9,000 (2)	35,100
	2010	1,000	—	7.50	1/20/2020	—	—
	2009	1,000	—	9.25	1/21/2019	—	—
	2008	2,000	—	9.25	1/16/2018	—	—
	2007	8,000	—	7.50	7/1/2017	—	—
	2006	4,000	—	7.50	1/17/2017	—	—
	2005	10,000	—	6.25	11/16/2015	—	—

(1) Represents a grant of restricted stock units in 2013 in exchange for stock options outstanding at the time of the Consolidation, which units are scheduled to vest in two equal installments on March 1, 2014 and 2015.

(2) Represents restricted stock units that are scheduled to vest on December 21, 2014.

Potential Payments upon Termination or Change in Control

Employment Agreements

The terms of our employment agreements with Messrs. Thygesen, Roe and Stiteley are described above. As covered in these descriptions, these agreements provide for potential payments to the officers upon termination of employment and change in control.

Mr. Thygesen - Equity Awards

Upon the closing of the Consolidation, Mr. Thygesen received 64,218 restricted stock units under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan in exchange for his outstanding options under the Burr Ridge Bank and Trust 2009 Stock Incentive Plan. Under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan, any unvested restricted stock units will become fully earned and vested upon a change in control of First Community that occurs prior to the respective participant’s termination of employment. Similarly, any unvested options under such plan will become fully vested and exercisable upon a change in control of First Community that occurs prior to the respective participant’s termination of employment.

Mr. Roe - Equity Awards

Upon the closing of the Consolidation, Mr. Roe received 13,141 restricted stock units under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan in exchange for his outstanding options under the First Community Bank of Homer Glen & Lockport 2008 Stock Incentive Plan. Under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan, any unvested restricted stock units will become fully earned and vested upon a change in control of First Community that occurs prior to the respective participant’s termination of employment. Similarly, any unvested options under such plan will become fully vested and exercisable upon a change in control of First Community that occurs prior to the respective participant’s termination of employment.

Mr. Stiteley - Equity Awards

Under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan, any unvested restricted stock units or stock options will become fully earned and vested upon a change in control of First Community that occurs prior to the respective participant’s termination of employment.

Director Compensation

The following table sets forth information regarding compensation in 2013 for each of those individuals who are our nonemployee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	Total ($)
George Barr	—	35,556	—	35,556
Peter Coules, Jr.	—	3,401	—	3,401
Terrence O. D’Arcy	—	10,114	—	10,114
Roger A. D’Orazio	—	3,290	—	3,290
John J. Dollinger	—	3,290	—	3,290
Rex D. Easton	—	31,170	—	31,170
Vincent E. Jackson	—	36,129	—	36,129
Patricia L. Lambrecht	—	3,401	—	3,401
Stephen G. Morrissette	—	37,009	—	37,009
Daniel Para	—	78,444	—	78,444
Michael F. Pauritsch	—	114,007	—	114,007
William L. Pommerening	—	10,114	—	10,114
Robert L. Sohol	—	10,114	—	10,114
Dennis G. Tonelli	—	4,759	—	4,759
Scott A. Wehrli	—	11,211	—	11,211

(1)
Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for the restricted stock units (RSUs) granted to each nonemployee director in 2013. Additional information about these values is included in Note 12 to First Community’s audited consolidated financial report as of and for the year ended December 31, 2013.

(2)	The following nonemployee directors had the following aggregate numbers of stock awards outstanding as of December 31, 2013, all of which were RSUs:

Director	Stock Awards Outstanding
Mr. Barr	17,421
Mr. Coules	28
Mr. D’Arcy	5,721
Mr. D’Orazio	4,000
Mr. Dollinger	5,333
Mr. Easton	12,087
Mr. Jackson	8,281
Ms. Lambrecht	4,028
Mr. Morrissette	12,503
Mr. Para	18,675
Mr. Pauritsch	31,643
Mr. Pommerening	5,721
Mr. Sohol	5,721
Mr. Tonelli	4,094
Mr. Wehrli	5,721

(3)	The following nonemployee directors had the following aggregate numbers of stock options outstanding as of December 31, 2013:

Director	Stock Options Outstanding
Mr. Barr	85,000
Mr. D’Arcy	38,500
Mr. D’Orazio	50,500
Mr. Dollinger	50,500
Mr. Easton	39,250
Ms. Lambrecht	83,500
Mr. Morrissette	241,000
Mr. Sohol	38,500

Director Compensation Program

There are no formal director compensation programs at First Community or First Community Financial Bank. Directors at those entities periodically receive equity compensation awards, including restricted stock units and stock options, at the discretion of the respective compensation committee.

Regulatory Impact on Compensation
Under its long-standing Interagency Guidelines Establishing Standards for Safety and Soundness, the FDIC has long held that excessive compensation is prohibited as an unsafe and unsound practice. In describing a framework within which to make a determination as to whether compensation is to be considered excessive, the FDIC has indicated that financial institutions should consider whether aggregate cash amounts paid, or noncash benefits provided, to employees are unreasonable or disproportionate to the services performed by an employee. The FDIC encourages financial institutions to review an employee’s compensation history and to consider internal pay equity, and, as appropriate, to consider benchmarking compensation to peer groups. Finally, the FDIC provides that, in order to give proper context, such an assessment must be made in light of the institution’s overall financial condition.
In addition to the Safety and Soundness standards, the Compensation Committee must also take into account the joint agency Guidance on Sound Incentive Compensation Policies. Various financial institution regulatory agencies worked together to issue the Guidance, which is intended to serve as a compliment to the Safety and Soundness standards. The Guidance sets forth a framework for assessing and mitigating risk associated with incentive compensation plans, programs and arrangements maintained by financial institutions. The Guidance is more narrow in scope than the Safety and Soundness standards because it applies only to senior executive officers and those other individuals who, either alone or as a group, could pose a material risk to an institution. With respect to such individuals, the Guidance is intended to focus an institution’s attention on balanced risk-taking incentives, compatibility of incentives with effective controls and risk management, and a focus on general principles of strong corporate governance in establishing, reviewing and maintaining incentive compensation programs.
The Compensation Committee, with the assistance of its advisors and management, continues to monitor the status of compensation-related rules and regulations expected to be finalized or issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). While the committee believes its own risk assessment procedures are effective, the committee is prepared to implement any additional steps that may be deemed necessary to fully comply with such rules and regulations when finally finalized or issued. The Compensation Committee does note, however, that the proposed risk assessment rules issued under the Dodd-Frank Act nearly mirror the Safety and Soundness standards and the framework of the Guidance. As such, the committee already adheres, in many respects, with the proposed rules and regulations under the Dodd-Frank Act.
Finally, in addition to the foregoing, First Community also follows the Securities and Exchange Commission rules regarding risk assessment. Those rules require a publicly-traded company to determine whether any of its existing incentive compensation plans, programs or arrangements create risks that are reasonably likely to have a material adverse effect on the company.
The Compensation Committee continues to believe in and practice a sensible approach to balancing risk-taking and rewarding reasonable, but not necessarily easily attainable, goals, and this has always been a component of its overall assessment of the compensation plans, programs and arrangements it has put in place for First Community’s named executive officers. In this regard, the committee has regularly revisited the components of the frameworks set forth in the Safety and Soundness standards and the Guidance as an effective tool for conducting its own assessment of the balance between risk and reward built into First Community’s compensation programs for its named executive officers. The committee believes there are adequate policies and procedures in place to balance and control any risk-taking that may be incentivized by the employee compensation plans. The Compensation Committee further believes that such policies and procedures will work to limit the risk that any employee would manipulate reporting earnings in an effort to enhance his or her compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 13, 2014, by: (i) each of our named executive officers; (ii) each of our directors; and (ii) all of our directors and executive officers as a group. The information presented in the table is based upon the most recent filings with the SEC by such persons or upon information otherwise provided by such persons to the Company.
Beneficial ownership is determined according to the rules of the SEC and generally includes any shares over which a person possesses sole or shared voting or investment power as well as any shares that such person has the right to acquire on or before May 12, 2014 (60 days after March 13, 2014), through the exercise of options or other rights. Except as otherwise indicated, we believe that the beneficial owners of stock listed below have sole investment and voting power with respect to the shares described.
The applicable percentage ownership for each person listed below is based upon 16,540,563 shares of our common stock outstanding as of March 13, 2014. Shares of our common stock subject to options or other securities currently exercisable or exercisable on or before May 12, 2014, are deemed outstanding for the purpose of calculating the percentage ownership of the person holding those options or other securities, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person.
No shareholder known by us is the beneficial owner of more than five percent of the outstanding shares of our common stock.

Name of Beneficial Owner	Common Shares	Stock Options	Warrants to Purchase Common Stock	Restricted Stock (19)	Total	Percent of Class (20)
Named Executive Officers and Directors
George Barr (1)	512,554	85,000	13,500	3,377	614,431	3.44%
Peter Coules, Jr. (2)	254,529	—	4,500	14	259,043	1.45%
Terrence O. D’Arcy (3)	205,548	38,500	2,250	861	247,159	1.38%
Roger A. D’Orazio (4)	381,549	50,500	—	—	432,049	2.42%
John J. Dollinger (5)	167,508	50,500	2,250	—	220,258	1.23%
Rex D. Easton (6)	194,497	39,250	22,500	3,377	259,624	1.45%
Vincent E. Jackson (7)	42,353	—	1,250	4,141	47,744	0.27%
Patricia L. Lambrecht (8)	455,567	83,500	22,500	14	561,581	3.14%
Stephen G. Morrissette (9)	165,274	241,000	2,500	4,252	413,026	2.31%
Daniel Para (10)	69,649	—	1,250	9,338	80,237	0.45%
Michael F. Pauritsch (11)	105,691	—	1,250	13,823	120,764	0.68%
William L. Pommerening (12)	76,267	—	2,250	861	79,378	0.44%
Patrick J. Roe (13)	138,400	—	5,250	6,571	150,221	0.84%
Robert L. Sohol (14)	522,309	38,500	4,500	861	566,170	3.17%
Glen L. Stiteley (15)	14,849	26,000	—	—	40,849	0.23%
Roy C. Thygesen (17)	46,180	—	4,500	32,110	82,790	0.46%
Dennis G. Tonelli (16)	77,075	—	2,250	47	79,372	0.44%
Scott A. Wehrli (18)	98,506	—	1,500	861	100,867	0.56%
All current executive officers and directors as a group (18 people)	3,528,305	652,750	94,000	80,508	4,355,563	24.36%

(1)
The above common stock of Mr. Barr includes 288,063 shares owned individually, 12,200 owned by Mr. Barr’s minor child, 288,063 owned by Mr. Barr’s spouse for which he has shared voting power, 195,252 shares owned jointly by Mr. Barr and his spouse, and 20,039 owned by a profit sharing plan at his business, The Barr Group.

(2)
The above common stock of Mr. Coules includes 7,275 shares owned individually, 26,138 shares held by a profit sharing plan at his business, Donatelli & Coules, Ltd., 6,120 held in Mr. Coules IRA, and 214,796 shares held in trusts for the benefit of Ms. Lambrecht’s children, of which Mr. Coules is trustee and has sole voting and investment power.

(3)
The above common stock of Mr. D’Arcy includes 190,858 shares owned individually, 8,000 shares owned by Mr. D’Arcy’s minor children which he has shared voting power, and 6,690 shares owned jointly by Mr. D’Arcy and his spouse.

(4)	The above common stock of Mr. D’Orazio includes 5,275 shares owned individually and 376,274 shares owned by a corporation of which Mr. D’Orazio is deemed to have sole investment and voting power.
(5)
The above common stock of Mr. Dollinger includes 77,508 shares owned individually, 68,000 shares held in an individual retirement account for the benefit of Mr. Dollinger, and 22,000 shares held by a company of which Mr. Dollinger is deemed to have sole voting and investment power.

(6)	The above common stock of Mr. Easton includes 46,106 shares owned individually and 148,081 shares owned by a company of which Mr. Easton is deemed to have sole voting and investment power.
(7)	The above common stock of Mr. Jackson includes 42,353 shares owned individually.
(8)
The above common stock of Ms. Lambrecht includes 446,927 held by a trust for the benefit of Ms. Lambrecht and 8,640 shares of common stock which are held for the benefit of certain minor relatives of Ms. Lambrecht for which she has sole voting power.

(9)
The above common stock of Mr. Morrissette includes 147,153 shares held by his spouse which he is deemed to have sole voting power, and 18,121 shares held in two individual retirement accounts for the benefit of Mr. Morrissette.

(10)
The above common stock of Mr. Para includes 4,625 shares owned individually, 34,668 shares owned jointly by Mr. Para and his wife, 10,356 shares owned in an individual retirement account for the benefit of Mr. Para, and 20,000 shares owned by an investment partnership which Mr. Para has sole voting and investment power.

(11)
The above common stock of Mr. Pauritsch includes 5,700 shares owned individually, 65,940 held in individual retirement accounts for the benefit of Mr. Pauritsch, 20,000 shares held by a living trust for the benefit of Mr. Pauritsch, 14,051 shares held by the Michael F. Pauritsch Trust, of which Mr. Pauritsch is a trustee.

(12)	The above common stock of Mr. Pommerening includes 35,775 shares owned individually and 40,492 shares held by a partnership of which Mr. Pommerening is deemed to have sole voting and investment power.
(13)
The above common stock of Mr. Roe includes 117,663 shares held in a trust for the benefit of Mr. Roe of which he is trustee and 20,737 held in an individual retirement account for the benefit of Mr. Roe.

(14)
The above common stock of Mr. Sohol includes 35,775 shares held individually, 431,034 held by his spouse which he is deemed to have sole voting power, 17,000 shares held in an individual retirement account for the benefit of Mr. Sohol, and 13,800 shares in custodial accounts for the benefit of certain minor grandchildren which Mr. Sohol has sole investment and voting power.

(15)	The above common stock of Mr. Stiteley includes 14,535 shares owned individually and 314 shares held in an individual retirement account for the benefit of Mr. Stiteley.
(16)	The above common stock of Mr. Tonelli includes 77,075 shares owned by a living trust for the benefit of Mr. Tonelli.
(17)
The above common stock of Mr. Thygesen includes 20,990 shares owned individually, 4,200 shares he is custodian under a uniform gift to minor account, and 26,935 shares held in an individual retirement account for the benefit of Mr. Thygesen.

(18)	The above common stock of Mr. Wehrli includes 5,700 shares held individually and 92,086 shares owned by a company of which Mr. Wehrli is deemed to have sole voting and investment power.
(19)	Restricted stock vested on March 1, 2014.
(20)
Percentage is calculated on a partially diluted basis, assuming the exercise of all warrants and stock options which are exercisable within 60 days, and the vesting of restricted stock units that vest within 60 days, by such named executive officer or director.

Equity Compensation Plan Information
All shares authorized for issuance under our compensation plans as of December 31, 2013 were authorized under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (our “2008 Plan”) or the First Community Financial Partners, Inc. 2013 Equity Incentive Plan (our “2013 Plan,” and together with our 2008 Plan, our “Equity Plans”).
Our 2008 Plan was amended and restated effective May 20, 2009, which amendment and restatement was approved by our shareholders. Our 2008 Plan was subsequently amended, effective December 21, 2011, to increase the number of shares of our common stock available by 1,000,000 (from 1,430,000 to 2,430,000). Our shareholders did not approve this amendment. Our 2008 Plan has not been amended further.

Our 2013 Plan was adopted by the Board of Directors on August 15, 2013 and was not approved by our shareholders. Under our 2013 Plan, the maximum number of shares of our common stock that may be issued to participants is 100,000.
Our Equity Plans permit awards of stock options, stock appreciation rights, other stock awards (including without limitation restricted stock units and restricted stock awards) and cash incentive awards to our employees, directors and other service providers. Each Equity Plan will remain in effect as long as any awards under the respective plan are outstanding. However, no awards may be granted after the 10-year anniversary of the respective plan’s effective date. The Company generally reserves the right to amend or terminate our Equity Plans at any time. Awards under our Equity Plans may also be amended by the Company, but the participant generally must consent to the change if it impairs the participant’s rights under the award. Our Compensation Committee currently administers our Equity Plans.
The following table provides certain summary information as of December 31, 2013 concerning our compensation plans under which shares of our common stock may be issued.

Plan Category(1)(2)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights($) (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(#) (c)
Equity Compensation Plans Approved By Security Holders	1,091,204 (3)	$7.00	165,059
Equity Compensation Plans Not Approved By Security Holders	538,261 (4)	0	0
Total	1,629,465	$7.00 (5)	503,855 (5)

(1) Our shareholders approved an amendment and restatement of our 2008 Plan, effective May 20, 2009, at which time 1,430,000 shares of our common stock were available for issuance. Our 2008 Plan was subsequently amended, effective December 21, 2011, to increase the number of shares of our common stock available for issuance by 1,000,000 (from 1,430,000 to 2,430,000). Our shareholders did not approve this amendment.
(2) Our shareholders did not approve our 2013 Plan.
(3) Reflects outstanding stock options under our 2008 Plan, which are granted at the fair market value of our common stock at the grant date, generally vest in three equal annual increments beginning on the first anniversary of the grant date and must be exercised within 10 years after the grant date.
(4) Reflects no outstanding restricted stock units granted under our 2008 Plan and 538,261 outstanding restricted stock units granted under our 2013 Plan. Restricted stock units entitle the holder to a specified number of shares of our common stock at a specified future date, subject to the continued service of the holder.
(5) All shares to be issued pursuant to outstanding awards under the portion of our 2008 Plan that was not approved by our shareholders, and our 2013 Plan, are issuable pursuant to restricted stock units. The weighted average exercise price in this column (b) does not take into account these awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

As of December 31, 2013, the board of directors concluded that except for Messrs. Roe, Thygesen and Morrissette, the members of the board of directors satisfy the independence requirements of the New York Stock Exchange. Although First Community’s common stock and preferred stock are not listed on the New York Stock Exchange, First Community has elected to use its independence standards when determining the independence of the members of its board of directors.

Our board of directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has determined that Messrs. Barr, Coules, D’Arcy, D’Orazio, Dollinger, Easton, Jackson, Para, Pauritsch, Pommerening, Sohol, Tonelli and Wehrli and Ms. Lambrecht, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the New York Stock Exchange. Mr. Morrissette was employed by the Company prior to March 31, 2011, and as a result, he will be independent starting on April 1, 2014.

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

Certain Relationships and Related Party Transactions

Various First Community policies and procedures, which are generally in writing, questionnaires completed by all First Community directors and executive officers and regulatory compliance requirements (including Regulation O, which restricts loans by a bank to directors, executive officers, principal stockholders and their affiliates and requires approval by the board of directors of a bank for certain such loans), identify to First Community transactions or relationships that may constitute conflicts of interest or otherwise require disclosure under applicable SEC rules. Although First Community’s processes vary with the particular transaction or relationship, when such a transaction or relationship is identified, the board of directors of First Community or the Bank, or the appropriate committee of the board of directors, evaluates the transaction or relationship and approves or ratifies it (without the vote of any interested person) only if it is judged to be fair and in the best interests of First Community. In addition, it is the practice of the board of directors of First Community, although not part of a written policy, to review each of the transactions specifically disclosed as a related person transaction to the extent any such transaction has not previously been reviewed, applying the same standard. All of the transactions described below were considered and approved or ratified by the board of directors of First Community, or the appropriate committee of the board of directors.

Directors, executive officers, principal shareholders, members of their immediate families, and entities in which one or more of them have a material interest had extensions of credit from the Bank during 2013. All such extensions of credit were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons, and did not involve more than the normal risk of collectability or present other unfavorable features. In addition, directors, executive officers, principal shareholders, members of their immediate families and entities in which one or more of them have a material interest obtained during 2013, and may in the future be expected to obtain, depositary or other banking services, trust, custody or investment management services, individual retirement account services or insurance brokerage services from First Community and its subsidiaries, on terms no less favorable to First Community and its subsidiaries than those prevailing at the time for comparable transactions involving persons unrelated to First Community.

During 2012 and 2013, pursuant to its lease agreement with MCM Building LLC, the lessor, dated December 1, 2010, FCB Joliet, and the Bank as successor to FCB Joliet, made lease payments to MCM Building LLC in an aggregate amount of approximately $236,000, each year with respect to FCB Joliet’s branch located at 25407 South Bell Road, Channahon, Illinois 60410. Following the Consolidation, this branch and lease are now maintained by the Bank. MCM Building LLC is owned (i) 70% by Roger A. D’Orazio, a First Community director, (ii) 10% by Rex Easton, a First Community director, (iii) 10% by Terry D’Orazio, the brother of director Roger A. D’Orazio, and (iv) 10% by Keith Rezin, a director of the Bank.

During 2012 and 2013, First Community made payments to Brown & Brown of Northern Illinois, Inc., an insurance agency, in an aggregate amount of approximately $167,000 and $232,181, respectively, in connection with First Community obtaining insurance for itself and its subsidiaries. John Manner, who was a director of First Community during 2012 and 2013 and who ceased being a director upon the closing of the Consolidation, is an insurance broker for Brown & Brown of Northern Illinois.

On March 12, 2013, First Community issued subordinated indebtedness in a private placement offering. The subordinated indebtedness was accompanied by warrants to purchase shares of First Community’s common stock. Purchasers of the subordinated indebtedness include directors, executive officers, members of their immediate families, and entities in which one or more of such persons have a material interest. The below table sets forth certain related parties to whom First Community sold the subordinated indebtedness:

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

On September 30, 2013, First Community issued subordinated indebtedness in a private placement offering. Purchasers of the subordinated indebtedness include directors, executive officers, members of their immediate families, and entities in which one or more of such persons have a material interest. The below table sets forth certain related parties to whom First Community sold the subordinated indebtedness:

Name of Individual or Entity and Relationship to the Company	Principal Amount of Subordinated Indebtedness Acquired
George and Donna J. Barr JTWROS (Director)	$300,000
TD Ameritrade Clearing Inc., Custodian FBO D&C LTD PSP UA Dated January 1, 2002, Peter Coules Jr. or Mark Donatelli TR Trust - W/H (Peter Coules, Director)	195,000
Terrence O. D’Arcy (Director)	75,000
Millennium Trust Company LLC Custodian FBO Stephen G Morrissette IRA	200,000
MLPF&S as Custodian FBO Patrick J. Roe Roth IRA (Executive Officer and Director)	50,000
Robert Sohol (Director)	200,000
MLPF&S as Custodian FBO Roy Thygesen IRA (Executive Office and Director)	50,000
Scott A. Wehrli (Director)	30,000
TD Ameritrade Clearing Inc Cust FBO Michael Pauritsch SEP IRA (Director)	100,000

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by McGladrey LLP for the audit of First Community’s annual financial statements for the fiscal years ended December 31, 2013 and 2012 and for other services that are normally provided by the accountants in connection with statutory regulatory filings were $202,780 and $398,500, respectively.
Audit-Related Fees.  There were no fees billed for professional services rendered by McGladrey LLP for audit-related services for the fiscal years ended December 31, 2013 and 2012.
Tax Fees.  The aggregate fees billed for professional services rendered by McGladrey LLP for preparation of federal and state tax returns, tax planning and tax advice for the fiscal years ended December 31, 2013 and 2012 were $0 and $21,800, respectively.
All Other Fees. There were no other fees billed by McGladrey LLP for the fiscal years ended December 31, 2013 and 2012.
The audit committee pre-approves all auditing services and permitted non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The audit committee pre-approved all services performed by the independent auditors for the fiscal years ended December 31, 2013 and 2012.

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
(registrant)

By:     /s/ Glen L. Stiteley
Glen L. Stiteley
Executive Vice President and Chief Financial Officer
Date: March 20, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on March 20, 2014 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title
/s/ Roy C. Thygesen Roy C. Thygesen	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Glen L. Stiteley Glen L. Stiteley	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Patrick Roe Patrick Roe	President, Chief Operating Officer and Director
/s/ George Barr George Barr	Chairman of the Board and Director
/s/ Peter Coules, Jr. Peter Coules, Jr.	Director
/s/ Terrence O. D’Arcy Terrence O. D’Arcy	Director
/s/ Roger A. D’Orazio Roger A. D’Orazio	Director
/s/ John J. Dollinger John J. Dollinger	Director
/s/ Rex D. Easton Rex D. Easton	Director
/s/ Vincent E. Jackson Vincent E. Jackson	Director
/s/ Patricia L. Lambrecht Patricia L. Lambrecht	Director
/s/ Stephen G. Morrissette Stephen G. Morrissette	Director
/s/ Daniel Para Daniel Para	Director
/s/ Michael F. Pauritsch Michael F. Pauritsch	Director
/s/ William L. Pommerening William L. Pommerening	Director
/s/ Robert L. Sohol Robert L. Sohol	Director
/s/ Dennis G. Tonelli Dennis G. Tonelli	Director
/s/ Scott A. Wehrli Scott A. Wehrli	Director

Supplemental Information Rider
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act
No annual report to security holders or proxy materials covering the Company’s last fiscal year have been sent as of the date of this report. If sent, copies of these materials will be furnished to the SEC when they are mailed to security holders. The annual report and proxy materials shall not be deemed to be “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the act.

Exhibit Index

2.1
Agreement and Plan of Merger, dated as of August 27, 2012, by and among First Community Financial Partners, Inc., Interim First Community Bank of Plainfield and First Community Bank of Plainfield (incorporated herein by reference to Exhibit 2.1 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

2.2
Agreement and Plan of Merger, dated as of August 27, 2012, by and among First Community Financial Partners, Inc., First Community Bank of Joliet and First Community Bank of Homer Glen & Lockport (incorporated herein by reference to Exhibit 2.2 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

2.3
Agreement and Plan of Merger, dated as of August 27, 2012, by and among First Community Financial Partners, Inc., First Community Bank of Joliet and Burr Ridge Bank and Trust (incorporated herein by reference to Exhibit 2.3 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

2.4
Agreement and Plan of Merger, dated as of August 27, 2012, by and between First Community Bank of Joliet and First Community Bank of Plainfield (incorporated herein by reference to Exhibit 2.4 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

3.1	Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).
4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).
4.2
Specimen of preferred stock certificate (incorporated herein by reference to Exhibit 4.1 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

4.3	Form of warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed March 13, 2013).
4.4	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the SEC upon request.
10.1
Voting Trust Agreement by and among First Community Financial Partners, Inc., the grantors and trustees named therein, and First Community Bank of Plainfield, dated as of November 18, 2008 (incorporated herein by reference to Exhibit 10.2 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.2
Voting Trust Agreement by and among First Community Financial Partners, Inc., the grantors and trustees named therein, and First Community Bank of Homer Glen & Lockport, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.3 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.3
Voting Trust Agreement by and among First Community Financial Partners, Inc., the grantors and trustees named therein, and Burr Ridge Bank and Trust, dated as of June 19, 2011 (incorporated herein by reference to Exhibit 10.4 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.4
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Roy C. Thygesen (incorporated herein by reference to Exhibit 10.1 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013.

10.5
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Patrick J. Roe (incorporated herein by reference to Exhibit 10.2 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013.

10.6
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Glen L. Stiteley (incorporated herein by reference to Exhibit 10.3 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013.

10.7
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Donn P. Domico (incorporated herein by reference to Exhibit 10.4 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013.

10.8
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Steven Randich (incorporated herein by reference to Exhibit 10.4 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013.

10.9
First Community Financial Partners, Inc. First Amendment of the Amended and Restated 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.12 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.10
Form of First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.13 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.11
Form of First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan Incentive Stock Option Award Terms (incorporated herein by reference to Exhibit 10.14 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.12
Form of First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan Non-Qualified Stock Option Award Terms (incorporated herein by reference to Exhibit 10.15 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.13
TARP Securities Purchase Option Agreement, dated as of November 8, 2012, by and between EJF Capital LLC and First Community Financial Partners, Inc., effective as of November 21, 2012 (incorporated herein by reference to Exhibit 10.16 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.14
First Community Financial Partners, Inc. 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 to First Community Financial Partners, Inc.’s Registration Statement on Form S-8 (Registration No. 333-190691)).

10.15
Form of First Community Financial Partners, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 4.5 to First Community Financial Partners, Inc.’s Registration Statement on Form S-8 (Registration No. 333-190691)).

10.16
Form of First Community Financial Partners, Inc. 2013 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 4.6 to First Community Financial Partners, Inc.’s Registration Statement on Form S-8 (Registration No. 333-190691)).

10.17
Form of First Community Financial Partners, Inc. 2013 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 4.7 to First Community Financial Partners, Inc.’s Registration Statement on Form S-8 (Registration No. 333-190691)).

21.1	Subsidiaries of First Community Financial Partners, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).