Form 10-Q
period 2014-03-31
First Community Financial Partners, Inc.
filed 2014-05-14
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

There were outstanding 16,548,313 shares of the Registrant’s common stock as of May 9, 2014.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-Q

March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
	March 31, 2014	December 31, 2013
Assets	(in thousands, except share data)(March 31, 2014 data is unaudited)
Cash and due from banks	$11,785	$10,815
Interest-bearing deposits in banks	14,769	29,292
Securities available for sale	148,935	141,316
Non-marketable equity securities	967	967
Loans held for sale	2,539	2,619
Loans, net of allowance for loan losses of $16,351 in 2014; $15,820 in 2013	645,547	636,311
Premises and equipment, net	16,339	16,380
Foreclosed assets	4,201	4,416
Cash surrender value of life insurance	4,549	4,513
Deferred tax asset	16,879	16,781
Accrued interest receivable and other assets	3,548	4,166
Total assets	$870,058	$867,576

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$115,704	$111,955
Interest-bearing	613,722	613,446
Total deposits	729,426	725,401
Other borrowed funds	25,798	25,563
Subordinated debt	19,312	19,305
Accrued interest payable and other liabilities	2,988	5,720
Total liabilities	777,524	775,989

Commitments and Contingencies (Note 11)

First Community Financial Partners, Inc. Shareholders’ Equity
Preferred stock, Series A, non-cumulative convertible, $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2014 and at December 31, 2013	—	—
Preferred stock, Series B, 5% cumulative perpetual, $1.00 par value; 22,000 shares authorized; 5,176 shares issued and outstanding at March 31, 2014 and at December 31, 2013	5,176	5,176
Preferred stock, Series C, 9% cumulative perpetual, $1.00 par value; 1,100 shares authorized; 1,100 issued and outstanding at March 31, 2014 and at December 31, 2013	946	892
Common stock, $1.00 par value; 60,000,000 shares authorized; 16,548,313 issued and outstanding at March 31, 2014 and 16,333,582 issued and outstanding at December 31, 2013	16,548	16,334
Additional paid-in capital	81,105	81,241
Accumulated deficit	(12,020)	(12,381)
Accumulated other comprehensive income	779	325
Total shareholders' equity	92,534	91,587
Total liabilities and shareholders' equity	$870,058	$867,576

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three months ended March 31,
	2014	2013
Interest income:	(in thousands, except share data)(unaudited)
Loans, including fees	$7,664	$8,387
Securities	675	426
Federal funds sold and other	17	77
Total interest income	8,356	8,890
Interest expense:
Deposits	1,135	1,370
Federal funds purchased, other borrowed funds and subordinated debt	449	149
Total interest expense	1,584	1,519
Net interest income	6,772	7,371
Provision for loan losses	1,999	1,232
Net interest income after provision for loan losses	4,773	6,139
Non-interest income:
Service charges on deposit accounts	131	82
Gain on sale of loans	5	265
Gain on foreclosed assets, net	19	—
Mortgage fee income	57	107
Other	409	138
	621	592
Non-interest expenses:
Salaries and employee benefits	2,854	2,487
Occupancy and equipment expense	612	571
Data processing	229	305
Professional fees	324	354
Advertising and business development	127	153
Foreclosed assets, net of rental income	80	79
Other expense	431	1,300
	4,657	5,249
Income before income taxes and non-controlling interest	737	1,482
Income taxes	231	34
Income before non-controlling interest	506	1,448
Net income attributable to non-controlling interest	—	54
Net income applicable to First Community Financial Partners, Inc.	506	1,394
Dividends and accretion on preferred shares	(145)	(314)
Gain on redemption of preferred shares	—	2,945
Net income applicable to common shareholders	$361	$4,025

Common share data
Basic earnings per common share	$0.02	$0.31
Diluted earnings per common share	0.02	0.31

Weighted average common shares outstanding for basic earnings per common share	16,398,348	13,019,954
Weighted average common shares outstanding for diluted earnings per common share	16,642,021	13,120,382

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2014	2013
	(in thousands)(unaudited)
Net income	$506	$1,394

Unrealized holding gains (losses) on investment securities	743	(13)
Reclassification adjustments for gains included in net income	—	—
Tax effect of realized and unrealized gains and losses on investment securities	(289)	5
Other comprehensive income (loss), net of tax	454	(8)

Comprehensive income	$960	$1,386

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2014 and 2013

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total

	(in thousands, except share data) (unaudited)
Balance, December 31, 2012	$—	$22,000	$672	$12,175	$70,113	$(33,019)	$1,198	$—	$14,792	$87,931
Net income	—	—	—	—	—	1,394	—	—	54	1,448
Repurchase of preferred shares	—	(9,500)	—	—	—	2,945	—	—	—	(6,555)
Repurchase of common shares	—	—	—	—	—	—	—	(60)	—	(60)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8)	—	—	(8)
Issuance of 4,000,537 shares of common stock and repurchase of minority interest	—	—	—	4,001	10,190	—	148	—	(14,846)	(507)
Issuance of 250,000 warrants	—	—	—	—	277	—	—	—	—	277
Discount accretion on preferred shares	—	—	55	—	—	(55)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(260)	—	—	—	(260)
Stock based compensation expense	—	—	—	—	493	—	—	—	—	493
Balance, March 31, 2013	—	12,500	727	16,176	81,073	(28,995)	1,338	(60)	—	82,759

Balance, December 31, 2013	—	5,176	892	16,334	81,241	(12,381)	325	—	—	91,587
Net income	—	—	—	—	—	506	—	—	—	506
Other comprehensive income, net of tax	—	—	—	—	—	—	454	—	—	454
Discount accretion on preferred shares	—	—	54	—	—	(54)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(91)	—	—	—	(91)
Issuance of 214,731 shares of common stock for restricted stock awards and amortization	—	—	—	214	(259)		—	—	—	(45)
Stock based compensation expense	—	—	—	—	123	—	—	—	—	123
Balance, March 31, 2014	$—	$5,176	$946	$16,548	$81,105	$(12,020)	$779	$—	$—	$92,534

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Three months ended March 31,
	2014	2013
	(in thousands)(unaudited)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$506	$1,394
Net income attributable to non-controlling interest	—	54
Net income before non-controlling interest	506	1,448
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	138	169
Provision for loan losses	1,999	1,232
Gain on sale of foreclosed assets, net	(19)	—
Net amortization of deferred loan costs	(6)	(72)
Warrant accretion	7	—
Depreciation and amortization of premises and equipment	290	286
Increase in cash surrender value of life insurance	(36)	(36)
Deferred income taxes	(387)	(324)
Proceeds of sale of loans	3,397	4,543
Gain on sale of loans	(5)	(265)
Decrease in accrued interest receivable and other assets	618	162
(Decrease) in accrued interest payable and other liabilities	(2,777)	(893)
Restricted stock compensation expense	123	488
Stock option compensation expense	—	5
Net cash provided by operating activities	3,848	6,743
Cash Flows From Investing Activities
Net change in interest-bearing deposits in banks	14,523	40,462
Activity in available for sale securities:
Purchases	(14,132)	(757)
Maturities, prepayments and calls	7,118	5,243
Net decrease in loans held for sale	80	—
Net (increase) in loans	(14,621)	(12,685)
Purchases of premises and equipment	(249)	(325)
Proceeds from sale of foreclosed assets	234	—
Net cash (used in) provided by investing activities	(7,047)	31,938
Cash Flows From Financing Activities
Net increase (decrease) in deposits	4,025	(32,816)
Net increase (decrease) in other borrowings	235	(5,926)
Proceeds from issuance of subordinated debt	—	10,000
Cash paid on cancellation of restricted shares	—	(508)
Dividends paid on preferred shares	(91)	(260)
Repayment of preferred shares	—	(6,555)
Net cash provided by (used in) financing activities	4,169	(36,065)
Net change in cash and due from banks	970	2,616
Cash and due from banks:
Beginning	10,815	14,933
Ending	$11,785	$17,549

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,162	$1,850
Cash payments for income taxes	—	131
Supplemental Schedule of Noncash Investing and Financing Activities
Acquisition of treasury in partial settlement of loans	—	60

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Basis of Presentation

These are the unaudited consolidated financial statements of First Community Financial Partners, Inc. (the “Company” or “First Community”), and its subsidiaries, including its wholly owned bank subsidiary, First Community Financial Bank (the “Bank”), based in Plainfield, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.

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

New Accounting Pronouncements

ASC Topic 740 “Income Taxes.” New authoritative accounting guidance under ASC Topic 740, “Income Taxes” amended prior guidance to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new authoritative guidance will be applicable for reporting periods after January 1, 2015 and is not expected to have an impact on the Company’s statements of operations and financial condition.

ASC Topic 310 “Receivables.” New authoritative accounting guidance under ASC Topic 310, “Receivables” amended prior guidance to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosures. The new authoritative guidance will be applicable for reporting periods after January 1, 2015 and is not expected to have an impact on the Company’s statements of operations and financial condition.

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

Note 3.	Earnings Per Share

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (in thousands, except share data).

	Three months ended March 31,
	2014	2013

Undistributed earnings allocated to common shareholders	$506	$1,394
Preferred stock dividends and discount accretion	(145)	(314)
Redemption of preferred shares	—	2,945
Net income allocated to common shareholders	$361	$4,025

Weighted average shares outstanding for basic earnings per common share	16,398,348	13,019,954
Dilutive effect of stock-based compensation	243,673	100,428
Weighted average shares outstanding for diluted earnings per common share	16,642,021	13,120,382

Basic earnings per common share	$0.02	$0.31
Diluted earnings per common share	0.02	0.31

Note 4.	Securities Available for Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Government sponsored enterprises	$21,665	$100	$33	$21,732
Residential collateralized mortgage obligations	25,227	126	154	25,199
Residential mortgage backed securities	29,915	410	21	30,304
Corporate securities	29,008	201	47	29,162
State and political subdivisions	41,844	831	137	42,538
	$147,659	$1,668	$392	$148,935
December 31, 2013
Government sponsored enterprises	$22,185	$122	$30	$22,277
Residential collateralized mortgage obligations	23,444	123	330	23,237
Residential mortgage backed securities	27,924	169	87	28,006
Corporate securities	29,013	155	76	29,092
State and political subdivisions	38,217	665	178	38,704
	$140,783	$1,234	$701	$141,316

Securities with a fair value of $40.1 million and $47.1 million were pledged as collateral on public funds, securities sold under agreements to repurchase or for other purposes as required or permitted by law as of March 31, 2014 and December 31, 2013, respectively.

The amortized cost and fair value of debt securities available for sale as of March 31, 2014, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$17,646	$17,711
Over 1 year through 5 years	58,561	59,264
5 years through 10 years	12,858	12,522
Over 10 years	3,452	3,935
Residential collateralized mortgage obligations and mortgage backed securities	55,142	55,503
	$147,659	$148,935

There were no gross realized gains or losses on the sales of securities during the three months ended March 31, 2014 and 2013.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believed were other-than-temporarily impaired, at March 31, 2014 and December 31, 2013.

The unrealized losses in the portfolio at March 31, 2014 resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to sell and does not believe it will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 5.	Loans

A summary of the balances of loans follows (in thousands):

	March 31, 2014	December 31, 2013
Construction and Land Development	$14,618	$20,745
Farmland and Agricultural Production	7,557	8,505
Residential 1-4 Family	89,566	86,770
Commercial Real Estate	374,763	366,689
Commercial	165,234	159,427
Consumer and other	10,502	10,315
	662,240	652,451
Net deferred loan (fees) costs	(342)	(320)
Allowance for loan losses	(16,351)	(15,820)
	$645,547	$636,311

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$14,618	$—	$—	—	$14,618	$—	$14,618
Farmland and Agricultural Production	7,557	—	—	—	7,557	—	7,557
Residential 1-4 Family	88,583	18	—	—	88,601	965	89,566
Commercial Real Estate
Multifamily	24,036	—	—	—	24,036	597	24,633
Retail	88,280	—	—	—	88,280	4,768	93,048
Office	41,364	—	—	—	41,364	330	41,694
Industrial and Warehouse	60,214	2,475	—	—	62,689	—	62,689
Health Care	34,635	—	—	—	34,635	—	34,635
Other	113,616	148	—	—	113,764	4,300	118,064
Commercial	159,630	1,311	—	316	161,257	3,977	165,234
Consumer and other	10,460	31	—	—	10,491	11	10,502
Total	$642,993	$3,983	$—	316	$647,292	$14,948	$662,240

December 31, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$16,309	$—	$—	$—	$16,309	$4,436	$20,745
Farmland and Agricultural Production	8,505	—	—	—	8,505	—	8,505
Residential 1-4 Family	85,965	67	57	—	86,089	681	86,770
Commercial Real Estate
Multifamily	21,342	—	—	—	21,342	597	21,939
Retail	86,896	—	—	—	86,896	7,358	94,254
Office	35,659	—	—	—	35,659	436	36,095
Industrial and Warehouse	63,825	—	—	351	64,176	—	64,176
Health Care	34,771	—	—	—	34,771	—	34,771
Other	109,305	1,685	—	—	110,990	4,464	115,454
Commercial	154,586	—	—	—	154,586	4,841	159,427
Consumer and other	10,273	11	1	—	10,285	30	10,315
Total	$627,436	$1,763	$58	$351	$629,608	$22,843	$652,451

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. Therefore, there is no balance to report at March 31, 2014 and December 31, 2013.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$9,278	$5,254	$86	$—	$14,618
Farmland and Agricultural Production	7,557	—	—	—	7,557
Commercial Real Estate
Multifamily	23,327	709	597	—	24,633
Retail	81,739	5,502	1,039	4,768	93,048
Office	41,364	—	—	330	41,694
Industrial and Warehouse	62,050	639	—	—	62,689
Health Care	34,635	—	—	—	34,635
Other	107,949	2,214	4,158	3,743	118,064
Commercial	154,742	6,254	3,030	1,208	165,234
Total	$522,641	$20,572	$8,910	$10,049	$562,172

March 31, 2014	Performing	Non-performing	Total
Residential 1-4 Family	$88,601	$965	$89,566
Consumer and other	10,491	11	10,502
Total	$99,092	$976	$100,068

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$10,213	$6,008	$4,524	—	$20,745
Farmland and Agricultural Production	8,505	—	—	—	8,505
Commercial Real Estate
Multifamily	20,629	713	597	—	21,939
Retail	71,489	15,407	4,768	2,590	94,254
Office	35,115	544	436	—	36,095
Industrial and Warehouse	63,531	645	—	—	64,176
Health Care	34,771	—	—	—	34,771
Other	105,896	2,228	3,681	3,649	115,454
Commercial	148,224	5,899	3,175	2,129	159,427
Total	$498,373	$31,444	$17,181	8,368	$555,366

December 31, 2013	Performing	Non-performing	Total
Residential 1-4 Family	$86,089	$681	$86,770
Consumer and other	10,285	30	10,315
Total	$96,374	$711	$97,085

Non-performing loans include those on non-accrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2014 and 2013 (in thousands):

March 31, 2014	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$2,711	$427	$1,440	$7,909	$3,183	$150	$15,820
Provision for loan losses	(91)	(23)	155	527	1,306	125	1,999
Loans charged-off	(1,185)	—	(68)	(183)	(803)	(16)	(2,255)
Recoveries of loans previously charged-off	20	—	13	677	71	6	787
Ending balance	$1,455	$404	$1,540	$8,930	$3,757	$265	$16,351

March 31, 2013
Allowance for loan losses:
Beginning balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$22,878
Provision for loan losses	(1,049)	(117)	(151)	993	1,338	218	1,232
Loans charged-off	(1,179)	—	(222)	(712)	(690)	(218)	(3,021)
Recoveries of loans previously charged-off	679	—	34	18	103	8	842
Ending balance	$3,206	$355	$2,223	$12,163	$3,826	$158	$21,931

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$45	$1,644	$66	$—	$1,755
Collectively evaluated for impairment	1,455	404	1,495	7,286	3,691	265	14,596
Ending balance	$1,455	$404	$1,540	$8,930	$3,757	$265	$16,351
Loans:
Individually evaluated for impairment	$—	$—	$1,643	$15,325	$3,977	$11	$20,956
Collectively evaluated for impairment	14,618	7,557	87,923	359,438	161,257	10,491	641,284
Ending balance	$14,618	$7,557	$89,566	$374,763	$165,234	$10,502	$662,240

December 31, 2013
Period-ended amount allocated to:
Individually evaluated for impairment	$1,185	—	$45	$1,190	$—	$—	$2,420
Collectively evaluated for impairment	1,526	427	1,395	6,719	3,183	150	13,400
Ending balance	$2,711	$427	$1,440	$7,909	$3,183	$150	$15,820
Loans:
Individually evaluated for impairment	$4,436	—	$1,362	$17,960	$4,841	$30	$28,629
Collectively evaluated for impairment	16,309	8,505	85,408	348,729	154,586	10,285	623,822
Ending balance	$20,745	$8,505	$86,770	$366,689	$159,427	$10,315	$652,451

The following tables present additional detail of impaired loans, segregated by class, as of and for the three months ended March 31, 2014 and year ended December 31, 2013 (in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

March 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—		—	—	—
Residential 1-4 Family	1,481	965	—	823	—
Commercial Real Estate
Multifamily	—	—	—	299	—
Retail	—	—	—	1,295	—
Office	1,313	331	—	1,693	—
Industrial and Warehouse	—	—	—	1,243	—
Health Care	—	—	—	—
Other	10,896	7,814	—	6,139	33
Commercial	5,167	3,788	—	4,314	—
Consumer and other	20	11	—	20	—
With an allowance recorded:
Construction and Land Development	—	—	—	4,436	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	678	678	45	679	8
Commercial Real Estate
Multifamily	597	597	189	299	—
Retail	5,980	4,768	1,190	4,768	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	1,815	1,815	265	907	26
Commercial	189	189	66	94	—
Consumer and other	—	—	—	—	—
Total	$28,136	$20,956	$1,755	$27,009	$67

December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$865
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,129	681	—	3,529	—
Commercial Real Estate
Multifamily	597	597	—	122	—
Retail	4,108	2,590	—	880	—
Office	3,055	3,055	—	3,168	—
Industrial and Warehouse	2,486	2,486	—	2,505	94
Health Care	—	—	—	—
Other	7,497	4,464	—	7,987	—
Commercial	9,441	4,841	—	8,765	—
Consumer and other	187	30	—	125	—
With an allowance recorded:
Construction and Land Development	4,436	4,436	1,185	—	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	681	681	45	1,458	8
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	5,980	4,768	1,190	—	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	2,516	—
Commercial	—	—	—	2,324	—
Consumer and other	—	—	—	—	—
Total	$39,597	$28,629	$2,420	$34,244	$102

The following tables presents troubled debt restructurings during the three months ended March 31, 2014 and 2013 (in thousands, except number of contracts):

Three months ended March 31, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs and Specific Reserves
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	—	—	—	—
Commercial Real Estate
Multifamily	—	—	—	—
Retail	1	931	1,041	—
Office	—	—	—	—
Industrial and Warehouse	—	—	—	—
Health Care	—	—	—	—
Other	1	1,815	1,815	265
Commercial	—	—	—	—
Consumer and other	—	—	—	—
	2	$2,746	$2,856	$265
Three months ended March 31, 2013
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	1	211	211	—
Commercial Real Estate
Multifamily	—	—	—	—
Retail	—	—	—	—
Office	—	—	—	—
Industrial and Warehouse	—	—	—	—
Health Care	—	—	—	—
Other	—	—	—	—
Commercial	—	—	—	—
Consumer and other	—	—	—	—
	1	$211	$211	$—

The following tables present troubled debt restructurings during the three months ended March 31, 2014 and 2013, by class and type of modification (in thousands):

Three months ended March 31, 2014
Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	—	—	—	—	—
Commercial Real Estate	2,746	—	—	—	—	2,746
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	$2,746	$—	$—	$—	$—	$2,746

Three months ended March 31, 2013
Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	—	211	—	—	211
Commercial Real Estate	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	$—	$—	$211	$—	$—	$211

Troubled debt restructurings that were accruing were $6.0 million and $3.2 million, respectively, as of March 31, 2014 and December 31, 2013. Troubled debt restructurings that were non-accruing were $4.9 million and $5.1 million, respectively, as of March 31, 2014 and December 31, 2013. Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the three months ended March 31, 2014. Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following presents a rollfoward activity of troubled debt restructurings (in thousands except number of loans):

	Three months ended
	March 31, 2014
	Recorded Investment	Number of Loans
Balance, beginning	$8,274	11
Additions to troubled debt restructurings	2,746	2
Removal of troubled debt restructurings	—	—
Charge-off related to troubled debt restructurings	—	—
Transfers to other real estate owned	—	—
Repayments and other reductions	(104)	(1)
Balance, ending	$10,916	12

Restructured loans are evaluated for impairment at each reporting date as part of the Company’s determination of the allowance for loan losses.

Note 6.	Deposits

The composition of interest-bearing deposits is as follows (in thousands):

	March 31, 2014	December 31, 2013
NOW and money market accounts	$241,253	$240,537
Savings	26,225	24,399
Time deposit certificates, $100,000 or more	220,834	223,436
Other time deposit certificates	125,410	125,074
	$613,722	$613,446

At March 31, 2014 and December 31, 2013, brokered deposits amounted to $22.2 million and $15.4 million, respectively, which are included in NOW and money market accounts and other time deposit certificates.

Note 7.	Subordinated Debt

In May 2009, the Company completed a private placement offering to individual accredited investors of (i) $5.0 million of common stock at $4.63 per share and (ii) $4.1 million of 8% Series A non-cumulative convertible preferred stock (the “Series A Preferred Stock”) with a purchase price and liquidation preference of $1,000 per share. The Series A Preferred Stock was convertible to common stock at $10.00 per share on or after five years from the date of issuance. On July 9, 2009, each share of Series A Preferred Stock was, automatically and without any action on the part of the holder thereof, exchanged for Company subordinated notes in the same face amount as the shares for which they were exchanged. The holders of the notes are entitled to interest at 8% payable annually, and the notes will mature on the tenth anniversary from the date of issuance. The notes are redeemable by the Company on or after five years of the date of issuance, in whole or in part, at a price equal to 100% of the outstanding principal amount of such note redeemed. The notes are convertible to common stock at $10.00 per share on or after five years from the date of issuance. The subordinated debt qualifies for regulatory capital treatment subject to certain limits as Tier 2 capital of the Company at March 31, 2014. The outstanding balance at March 31, 2014 and December 31, 2013 was $4.1 million.

On March 12, 2013, in connection with the consolidation of the Banks, the Company completed a private placement offering of $10.0 million of subordinated indebtedness coupled with warrants to purchase in the aggregate 250,000 shares of Company common stock at a price of $4.00 per share. These securities were offered in denominations of $10,000 per note evidencing the subordinated indebtedness along with a warrant to purchase 250 shares of Company common stock. The subordinated indebtedness bears interest at an annual rate of 9% and will mature on the tenth anniversary from the date of issuance. Interest on the subordinated indebtedness has been accruing from the date of issuance and is payable semi-annually, in arrears. The warrants will remain outstanding following any redemption of the subordinated indebtedness, and have a term of ten years from the date of issuance, whereafter they will expire. The notes are redeemable by the Company on or after two years from the date of issuance, in whole or in part, at a price equal to 100% of the outstanding principal amount of such note redeemed. Proceeds from the private placement were allocated to the two instruments based on the relative fair values of the subordinated indebtedness without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants was approximately $277,000 and was accounted for as paid-in capital at estimated fair value. The remainder of the discount was allocated to the subordinated indebtedness as part of the transaction. The discount will be accreted over the term of the warrants using the interest method. The outstanding balance net of the associated discount was $9.7 million at March 31, 2014 and December 31, 2013.
On September 30, 2013, the Company completed a private placement offering of $5.5 million of subordinated indebtedness. These securities were offered in denominations of $1,000 per note. The subordinated notes will mature on the eighth anniversary of the issuance of the notes. The Company will have the option to redeem the notes in whole or part, upon the occurrence of certain events affecting the regulatory capital or tax treatment of the notes, prior to the fifth anniversary of the issuance. The holders of the notes are entitled to interest at 8.625% payable quarterly in arrears and at maturity. On or after the fifth anniversary of the issuance date of the subordinated notes, the Company may redeem the notes, in whole or in part, upon giving notice to the holders. The outstanding balance was $5.5 million at March 31, 2014 and December 31, 2013.

Note 8.	Other Borrowed Funds

The composition of other borrowed funds is as follows (in thousands):

	March 31, 2014	December 31, 2013
Securities sold under agreements to repurchase	$25,179	$24,896
Mortgage note payable	619	667
	$25,798	$25,563

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

At March 31, 2014, future principal payments are as follows (in thousands):

2014	$149
2015	210
2016	222
2017	38
$619

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, commercial real estate, first mortgage loans, and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago (“FHLB”).  The Bank had $216.5 million and $74.2 million of loans pledged as collateral for FHLB advances as of March 31, 2014 and December 31, 2013, respectively.  There were no advances outstanding at March 31, 2014 and December 31, 2013.

The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $86.8 million and $87.1 million of loans pledged as collateral under these agreements as of March 31, 2014 and December 31, 2013, respectively. There were no borrowings outstanding at March 31, 2014 and December 31, 2013.

Note 9.	Income Taxes

Income tax expense recognized is as follows (in thousands):

	Three months ended March 31,
	2014	2013
Current	$618	$30
Deferred	(387)	378
Change in valuation allowance	—	(374)
	$231	$34

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	Three months ended March 31,
	2014	2013
Federal income tax at statutory rate	$258	$519
Increase (decrease) due to:
Valuation allowance	—	(374)
State income tax, net of federal benefit	46	93
Benefit of income taxed at lower rate	7	15
Tax exempt income	(68)	(61)
Cash surrender value of life insurance	(12)	(12)
Other	—	(146)
	$231	$34
Deferred tax assets and liabilities consist of (in thousands):

	March 31, 2014	December 31, 2013
Deferred tax assets:
Allowance for loan losses	$5,658	$5,390
Merger expenses	165	168
Organization expenses	284	291
Net operating losses	10,123	10,315
Contribution carryforward	35	33
Non-qualified stock options	860	860
Restricted stock	—	92
Foreclosed assets	393	393
Tax Credits	312	291
Other	122	—
	17,952	17,833
Deferred tax liabilities:
Depreciation	(353)	(362)
Unrealized gains on securities available for sale	(497)	(208)
Other	(223)	(482)
	(1,073)	(1,052)
Net deferred tax asset	$16,879	$16,781

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

Prior to and after the consolidation of its four bank charters in March 2013, the Company determined a valuation allowance was necessary, largely based on negative evidence including cumulative losses caused by credit losses in its loan portfolio and general uncertainty surrounding future economic and business conditions.
The Company evaluates the need for a deferred tax asset valuation allowance on an ongoing basis, considering both positive and negative evidence. As of September 30, 2013, positive evidence included seven consecutive quarters of income, continued improvement in asset quality ratios, termination of our Memoranda of Understanding with our banking regulators, completion of our consolidation in March 2013 and the prospect that other key drivers of profitability would continue into the future. Negative evidence included no available taxes paid in open carryback years, no significant tax planning opportunties to accelerate taxable income and that 2013 was the first year of taxable income since 2007. Based on the Company’s assessment of all available evidence, management determined that it was more-likely-than-not that the deferred tax asset would be realized. Therefore, at September 30, 2013, the Company released its $15.6 million valuation allowance against the net deferred tax assets resulting in a credit to income tax expense.
The Company had a federal net operating loss carryforward of $24.8 million and $25.2 million, which could be used to offset future regular corporate federal income tax as of March 31, 2014 and December 31, 2013, respectively. This net operating loss carryforward expires between the December 31, 2028 and December 31, 2033 fiscal tax years. The Company had an Illinois net operating loss carryforward of $27.2 million and $27.7 million that could be used to offset future regular corporate state income tax as of March 31, 2014 and December 31, 2013, respectively. These Illinois net operating loss carryforwards will expire between the December 31, 2024 and December 31, 2028, fiscal tax years.

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

As of the date of the consolidation, the Stock Incentive Plans and all outstanding awards thereunder were canceled, at which time all option holders were granted Company restricted stock units under the 2008 Equity Incentive Plan as replacement awards. The fair value of the stock options at the date of the merger agreements was used to determine the number of restricted stock units granted in order to equalize the fair value of the awards before and after the consolidation. As a result, there were no incremental compensation costs recognized.

Under the 2008 Equity Incentive Plan, options are to be granted at the fair value of the stock at the date of the grant and generally vest at 33-1/3% as of the first anniversary of the grant date and an additional 33-1/3% as of each successive anniversary of the grant date. Options must be exercised within 10 years after the date of grant.

On August 15, 2013, the Company adopted the First Community Financial Partners, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”). The 2013 Equity Incentive Plan allows for the granting of awards including stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and cash incentive awards. Under this plan, 100,000 shares of Company common stock have been reserved for the granting of awards.

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	March 31, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,091,204	$7.00	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
Forfeited	(400)	8.38

Outstanding at end of period	1,090,804	$7.00	$—

Exercisable at end of period	1,090,804	$7.00	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on March 31, 2014. There was no intrinsic value of the stock options outstanding at March 31, 2014 and December 31, 2013. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized no compensation expense related to the stock options for the three months ended March 31, 2014. At March 31, 2014, there was no further compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at March 31, 2014 is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable
$5.00	364,376	0.3	364,376
$5.53	6,000	1.1	6,000
$6.25	30,600	4.0	30,600
$6.38	10,000	2.1	10,000
$7.50	434,500	3.3	434,500
$8.00	4,000	5.5	4,000
$9.25	241,328	4.1	241,328
	1,090,804		1,090,804

There were no options vested during the three months ended March 31, 2014.

The Company grants restricted stock units to select officers and directors within the organization under the 2008 and 2013 Equity Incentive Plans, which entitle the holder to receive shares of Company common stock in the future, subject to certain terms, conditions and restrictions. Holders of restricted stock units are also entitled to receive additional units equal in value to any dividends paid with respect to the restricted stock units during the vesting period. Compensation expense for the restricted stock units equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period.

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

The Company recognized compensation expense of $123,000 and $488,000, respectively, for the three months ended March 31, 2014 and 2013, related to the 2008 and 2013 Equity Incentive Plans, which included $385,000 in expense related to the canceled FCB Plainfield awards in 2013. Total unrecognized compensation expense related to restricted stock grants was $207,000 as of March 31, 2014.

The following is a summary of nonvested restricted stock units:

	March 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	538,261	$3.43
Granted	21,500	3.07
Vested	(225,661)	3.64
Canceled	—	—
Forfeited	—	—
Non-vested shares, end of period	334,100	$2.94

Note 11.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	March 31, 2014	December 31, 2013
Commitments to extend credit	$115,826	$116,572
Standby letters of credit	9,960	17,497
	$125,786	$134,069

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Company would be entitled to seek recovery from the customer. At March 31, 2014 and December 31, 2013, there was $10,000 and $220,000, respectively, recorded as liabilities for the Company’s potential obligations under these guarantees.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 12.	Capital and Regulatory Matters

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies. As of March 31, 2014, the Bank was unable to pay dividends due to having negative retained earnings or an accumulated deficit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of March 31, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

The Company’s and the Banks’ capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital (to risk-weighted assets)
Consolidated	$103,450	13.37%	$61,899	8.00%	N/A	N/A
First Community Financial Bank	101,676	12.87%	63,200	8.00%	$79,000	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	74,378	9.61%	30,949	4.00%	N/A	N/A
First Community Financial Bank	91,723	11.61%	31,600	4.00%	47,400	6.00%
Tier I capital (to average assets)
Consolidated	74,378	8.76%	33,965	4.00%	N/A	N/A
First Community Financial Bank	91,723	10.79%	34,014	4.00%	42,518	5.00%
December 31, 2013
Total capital (to risk-weighted assets)
Consolidated	$103,635	13.55%	$61,177	8.00%	N/A	N/A
First Community Financial Bank	100,758	12.93%	62,357	8.00%	$77,947	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	74,688	9.77%	30,588	4.00%	N/A	N/A
First Community Financial Bank	91,116	11.69%	31,179	4.00%	46,768	6.00%
Tier I capital (to average assets)
Consolidated	74,688	8.87%	33,680	4.00%	N/A	N/A
First Community Financial Bank	91,116	10.81%	33,707	4.00%	42,133	5.00%

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

Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits, after first deducting their losses (including any accumulated deficit) and provision for loan losses. The payment of dividends by any bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Moreover, the FDIC prohibits the payment of any dividends by a bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the FDIC places restrictions on dividend payments during the first seven years of a new bank’s operations, after which time allowing cash dividends to be paid only from net operating income and does not permit dividends to be paid until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. For the three months ended March 31, 2014 and the year ended December 31, 2013, the Bank was unable to pay common share dividends due to having negative retained earnings or an accumulated deficit.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

March 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$21,732	$—	$21,732	$—
Residential collateralized mortgage obligations	25,199	—	25,199	—
Residential mortgage backed securities	30,304	—	30,304	—
Corporate securities	29,162	—	29,162	—
State and political subdivisions	42,538	—	41,046	1,492
Derivative financial instruments	329	—	329	—
Financial Liabilities
Derivative financial instruments	329	—	329	—

December 31, 2013
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$22,277	$—	$22,277	$—
Residential collateralized mortgage obligations	23,237	—	23,237	—
Residential mortgage backed securities	28,006	—	28,006	—
Corporate securities	29,092	—	29,092	—
State and political subdivisions	38,704	—	35,985	2,719
Derivative financial instruments	324	—	324	—
Financial Liabilities
Derivative financial instruments	324	—	324	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2013	$2,719
Total gains or losses (realized/unrealized) included in other comprehensive income	18
Included in earnings	—
Purchases	—
Paydowns and maturities	(1,245)
Transfers in and/or out of Level 3	—
Ending balance, March 31, 2014	$1,492

Beginning balance, December 31, 2012	$4,282
Total gains or losses (realized/unrealized) included in other comprehensive income	42
Included in earnings	—
Purchases	(1,579)
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, March 31, 2013	$2,745

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

March 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans	$19,201	—	—	$19,201
Loans held for sale	2,539	—	—	2,539
Foreclosed assets	4,201	—	—	4,201

December 31, 2013
Financial Assets
Impaired loans	$26,209	—	—	$26,209
Loans held for sale	2,619	—	—	2,619
Foreclosed assets	4,416	—	—	4,416

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
Impaired loans	$19,201	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Loans held for sale	2,539	Secondary market pricing	Selling costs	10% to 25%
Foreclosed assets	4,201	Appraisal of Collateral	Selling costs	10.00%

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

As of March 31, 2014 and December 31, 2013, approximately $12.3 million or 59% and $13.2 million, or 46%, of impaired loans were evaluated for impairment using appraisals performed within twelve months of these dates, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows as of March 31, 2014 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$11,785	$11,785	$11,785	$—	$—
Interest-bearing deposits in banks	14,769	14,769	14,769	—	—
Securities available for sale	148,935	148,935	—	147,443	1,492
Nonmarketable equity securities	967	967	—	—	967
Loans held for sale	2,539	2,539	—	—	2,539
Loans, net	645,547	645,804	—	—	645,804
Accrued interest receivable	2,160	2,160	2,160	—	—
Derivative financial instruments	329	329	—	329	—
Financial liabilities:
Non-interest bearing deposits	115,704	115,704	115,704	—	—
Interest-bearing deposits	613,722	604,905	267,478	—	337,427
Other borrowed funds	25,798	25,798	25,798	—	—
Subordinated debt	19,312	19,108	—	—	19,108
Accrued interest payable	530	530	530	—	—
Derivative financial instruments	329	329	—	329	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2013 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$10,815	$10,815	$10,815	$—	$—
Interest-bearing deposits in banks	29,292	29,292	29,292	—	—
Securities available for sale	141,316	141,316	—	138,597	2,719
Nonmarketable equity securities	967	967	—	—	967
Loans held for sale	2,619	2,619	—	—	2,619
Loans, net	636,311	639,068	—	—	639,068
Accrued interest receivable	2,058	2,058	2,058	—	—
Derivative financial instruments	324	324	—	324	—
Financial liabilities:
Non-interest bearing deposits	111,955	111,955	111,955	—	—
Interest-bearing deposits	613,446	605,857	264,936	—	340,921
Other borrowed funds	25,563	25,563	25,563	—	—
Subordinated debt	19,305	19,076	—	—	19,076
Accrued interest payable	1,108	1,108	1,108	—	—
Derivative financial instruments	324	324	—	324	—

Note 14.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of March 31, 2014 and December 31, 2013, there were $3.4 million and $3.5 million, respectively, outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $329,000 and $324,000 as of March 31, 2014 and December 31, 2013, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income the gross amount of the adjustments to the income statement were $5,000 and $55,000 during the three months ended March 31, 2014 and March 31, 2013, respectively.

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

On July 23, 2012, Treasury announced its intentions to auction the Series B Preferred Stock and Series C Preferred Stock. On July 26, 2012, Treasury announced that all of First Community’s 1,100 shares of Series C Preferred Stock were priced and sold to one or more third parties at $661.50 per share, for an aggregate amount of $727,650. Treasury did not proceed with the sale of the Series B Preferred Stock due to the fact that Treasury did not receive sufficient bids above the minimum bid price in accordance with the auction procedures. The book value of the Series C Preferred Stock was $946,000 at March 31, 2014 and dividends are paid quarterly at an annual rate of 9%.

On September 10, 2012, Treasury announced its intentions to again auction the Series B Preferred Stock. On September 13, 2012, Treasury announced that all 22,000 shares of Series B Preferred Stock were priced and sold to one or more third parties at $652.50 per share, for an aggregate amount of $14.4 million.  Dividends are paid quarterly at an annual rate of 5% until February 15, 2015, at which time the annual rate will increase to 9%. None of the outstanding shares of Series B Preferred Stock or Series C Preferred Stock are held by Treasury.

On November 8, 2012, First Community entered into a TARP Securities Purchase Option Agreement with certain of the current holders of the Series B Preferred Stock and Series C Preferred Stock. Pursuant to the TARP Securities Purchase Option Agreement, First Community has the option, but is not required, to repurchase from such certain holders their shares of Series B Preferred Stock at a discount. $16,824,000 face amount, or 16,824 shares, of Series B Preferred Stock are subject to the discount option. All Series B Preferred Stock shares subject to the Option Agreement have been repurchased.

The Series C Preferred Stock may not be redeemed until all Series B Preferred Stock has been redeemed, repurchased or otherwise acquired by the Company.  All redemptions are subject to the approval of the Company’s federal banking regulatory agency.

On March 12, 2013, pursuant to the terms of the TARP Securities Purchase Option Agreement, the Company repurchased 9,500 shares, or $9.5 million face amount, of its Series B Preferred Stock at $690.00 per share. The total cost of repurchasing these shares was approximately $6.6 million which included accrued and unpaid dividends earned on the shares through the date of repurchase. A gain on retirement of preferred stock of $2.9 million was recorded through accumulated deficit.

On September 30, 2013, pursuant to the terms of the TARP Securities Purchase Option Agreement the Company repurchased 7,324 shares, or $7.3 million face amount, of its Series B Preferred Stock at $728.61 per share. The total cost of repurchasing these shares was $5.3 million which included accrued and unpaid dividends earned on the shares through the date of repurchase. A gain on retirement of preferred stock of $2.0 million was recorded through accumulated deficit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. “Risk Factors” and other sections of the Company’s December 31, 2013 Annual Report on Form 10-K and the Company’s other filings with the SEC, and other risks and uncertainties, including changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, including the rules adopted by the U.S. Federal banking authorities to implement the Basel III capital accords, monetary and fiscal policies of the U.S. Government, including policies of Treasury and the Board of Governors of the Federal Reserve System, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
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

Through these banking centers the Bank offers a full range of deposit products and services, as well as credit and operational services. Depository services include: Individual Retirement Accounts (IRAs), tax depository and payment services, automatic transfers, bank by mail, direct deposits, money market accounts, savings accounts, and various forms and terms of certificates of deposit (CDs), both fixed and variable rate. The Bank attracts deposits through advertising and by pricing depository services competitively. Credit services include: commercial and industrial loans, real estate construction and land development loans, conventional and adjustable rate real estate loans secured by residential properties, real estate loans secured by commercial properties, customer loans for items such as home improvements, vehicles, boats and education offered on installment and single payment bases, as well as government guaranteed loans including Small Business Administration loans, and letters of credit. Bank operation services include: cashier’s checks, traveler’s checks, collections, currency and coin processing, wire transfer services, deposit bag rentals, and stop payments. Other services include servicing of secondary market real estate loans, notary services, and signature guarantees. The Bank does not offer trust services at this time.
Results of Operations

Overview

•
Net income available to common shareholders decreased $3.7 million to $361,000 for the three months ended March 31, 2014 compared to $4.0 million for the three months ended March 31, 2013. The results for the three months ended March 31, 2013 included $2.9 million related to gain on redemption of preferred stock.

•	The provision for loan losses increased $767,000 to $2.0 million for the three months ended March 31, 2014 from $1.2 million for the three months ended March 31, 2013.

•	Book value per common share increased $0.92 to $5.22 at March 31, 2014, compared to $4.30 at March 31, 2013.

•
Loan growth before charge-offs, loan sales and pay downs of non-performing loans was $47.0 million since March 31, 2013. The loan growth included $28.6 million in commercial loans and residential 1-4 family loans and $5.1 million in commercial real estate loans.

•	Non-performing loans decreased $16.0 million to $15.3 million or 2.31% of total loans at March 31, 2014, compared with $31.2 million or 4.85% of total loans at March 31, 2013.

•	Total criticized and classified loans decreased $24.4 million to $20.6 million at March 31, 2014 from $45.0 million at March 31, 2013.

•
Non-interest expense continued to improve as a result of the 2013 consolidation of First Community’s four bank subsidiaries and overall improved operating performance. Non-interest expense for the first quarter of 2014 was $4.7 million which was a $592,000 improvement over $5.2 million for the first quarter of 2013.

Historical Summary Financial Data
(unaudited except data as of December 31, 2013)

	As of
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, except share data)
Total assets	$870,058	$867,576	$852,409	$837,108	$867,520
Total securities (1)	149,902	142,283	144,111	116,270	105,270
Loans	661,898	652,131	659,040	648,081	643,354
Allowance for loan losses	(16,351)	(15,820)	(20,203)	(20,634)	(21,931)
Net loans	645,547	636,311	638,837	627,447	621,423
Non-performing loans (2)	15,264	23,194	20,303	26,429	31,218
Total deposits	729,426	725,401	698,330	708,412	747,846
Subordinated debt	19,312	19,305	19,298	13,791	13,783
Other borrowed funds	25,798	25,563	38,659	28,536	19,769
Shareholders’ equity (3)	92,534	91,587	92,660	82,756	82,759
Common shares outstanding	16,548,313	16,333,582	16,221,413	16,175,938	16,175,938

Footnotes:
(1) Includes available for sale securities recorded at fair value and Federal Home Loan Bank stock at cost.
(2) Non-performing loans include loans on non-accrual status and those past due more than 90 days and still accruing interest.
(3) Includes shareholders’ equity attributable to outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and Fixed Rate Cumulative Perpetual Preferred Stock, Series C.

	For the Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Selected Operating Data	(in thousands, except per share data)
Interest income	$8,356	$8,800	$8,609	$8,595	$8,890
Interest expense	1,584	1,601	1,514	1,575	1,519
Net interest income	6,772	7,199	7,095	7,020	7,371
Provision for loan losses	1,999	4,086	1,216	1,468	1,232
Net interest income after provision for loan losses	4,773	3,113	5,879	5,552	6,139
Non-interest income	621	424	306	317	592
Non-interest expense	4,657	4,853	5,079	5,066	5,249
Income before income taxes	737	(1,316)	1,106	803	1,482
Income tax expense (benefit)	231	(572)	(14,102)	—	34
Income before non-controlling interest	506	(744)	15,208	803	1,448
Net income attributable to non-controlling interests	—	—	—	—	54
Net income applicable to First Community Financial Partners, Inc.	506	(744)	15,208	803	1,394
Dividends and accretion on preferred shares	(145)	(177)	(236)	(236)	(314)
Redemption of preferred shares	—	—	1,988	—	2,945
Net income applicable to common shareholders	$361	$(921)	$16,960	$567	$4,025

Per Share Data
Earnings (loss) per common share
Basic	$0.02	$(0.06)	$1.05	$0.04	$0.31
Diluted	0.02	(0.06)	1.03	0.03	0.31
Book value per common share	5.22	5.24	5.34	4.29	4.30

Performance Ratios
Annualized return on average assets	0.17%	(0.42)%	8.05%	0.27%	1.81%
Annualized return on average common equity	1.67%	(3.40)%	71.68%	2.72%	4.93%
Net interest margin	3.29%	3.52%	3.47%	3.39%	3.44%
Interest rate spread	3.10%	3.32%	3.26%	3.19%	3.26%
Efficiency ratio (1)	62.99%	63.66%	68.63%	67.52%	65.68%
Average interest-earning assets to average interest-bearing liabilities	125.03%	125.67%	128.05%	126.06%	126.13%
Average loans to average deposits	90.95%	92.97%	92.29%	88.94%	83.30%

Footnotes:
(1) We calculate our efficiency ratio by dividing non-interest expense by the sum of net interest income and non-interest income.

	For the Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Asset Quality Ratios
Non-performing loans(2) to total loans	2.31%	3.56%	3.08%	4.08%	4.85%
Non-performing assets(3) to total assets	2.24%	3.18%	2.88%	3.47%	3.99%
Allowance for loan losses to non-performing loans	107.12%	68.21%	99.51%	78.07%	70.25%
Allowance for loan losses to total loans	2.47%	2.43%	3.07%	3.18%	3.41%

Consolidated Capital Ratios
Average equity to average total assets	10.66%	10.85%	9.91%	9.77%	9.84%
Tier 1 leverage	8.76%	8.87%	9.22%	9.41%	9.15%
Tier 1 risk-based capital	9.61%	9.77%	10.48%	11.53%	12.02%
Total risk-based capital	13.37%	13.55%	14.41%	14.80%	15.33%

Footnotes:
(2) Non-performing loans include loans on non-accrual status and those past due more than 90 days and still accruing interest.
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
The following tables reflects the components of net interest income for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014			2013
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$660,653	$7,664	4.64%	$638,760	$8,387	5.25%
Investment securities (2)	144,813	675	1.86%	106,930	426	1.59%
Federal funds sold	—	—	—%	16,916	11	0.26%
Interest bearing deposits with other banks	18,425	17	0.37%	94,688	66	0.28%
Total earning assets	$823,891	$8,356	4.06%	$857,294	$8,890	4.15%

Other assets	44,976			32,326
Total assets	$868,867			$889,620

Liabilities
NOW accounts	$71,230	$31	0.17%	$69,552	$47	0.27%
Money market accounts	169,788	119	0.28%	161,986	138	0.34%
Savings accounts	25,015	10	0.16%	25,526	15	0.24%
Time deposits	347,562	975	1.12%	392,328	1,170	1.19%
Total interest bearing deposits	613,595	1,135	0.74%	649,392	1,370	0.84%
Securities sold under agreements to repurchase	25,342	7	0.11%	23,198	7	0.12%
Mortgage payable	650	10	6.15%	827	13	6.29%
FHLB Borrowings	56	—	—%	—	—	—%
Subordinated debentures	19,308	432	8.95%	6,270	129	8.23%
Total interest bearing liabilities	658,951	1,584	0.96%	679,687	1,519	0.89%
Non-interest bearing deposits	112,803			117,466
Other liabilities	4,461			4,915
Total liabilities	$776,215			$802,068

Total shareholders' equity	$92,652			$87,552

Total liabilities and equity	$868,867			$889,620

Net interest income		$6,772			$7,371
Interest rate spread			3.10%			3.26%
Net interest margin			3.29%			3.44%

Footnotes:
(1) Average loans include non-performing loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

Net interest income was $6.8 million for the three months ended March 31, 2014, a decrease of $599,000, or 8.1%, from $7.4 million for the three months ended March 31, 2013. The net interest margin was 3.29% for this period in 2014 and 3.44% for the same period in 2013. The net interest income and margin decrease was due to a decrease in our loan yields in addition to increases in our overall cost of funds as a result of the subordinated debt issued in 2013. However, interest expense on deposits improved since the first quarter of 2013 as certificates of deposits were either not renewed or repriced at lower rates.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the periods noted (dollars in thousands):

	Three months ended March 31,
	2014 Compared to 2013
	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$287	$(977)	$(33)	$(723)
Investment securities	152	71	26	249
Federal funds sold	(11)	(11)	11	(11)
Interest bearing deposits with other banks	(53)	21	(17)	(49)
Total interest income	375	(896)	(13)	(534)

Interest expense
NOW accounts	$1	$(17)	$—	$(16)
Money market accounts	7	(25)	(1)	(19)
Savings accounts	—	(5)	—	(5)
Time deposits	(135)	(68)	8	(195)
Securities sold under agreements to repurchase	—	—	—	—
Federal Home Loan Bank advances	(3)	—	—	(3)
Subordinated debentures	269	11	23	303
Total interest expense	$139	$(104)	$30	$65

Change in net interest income	$236	$(792)	$(43)	$(599)

Provision for Loan Losses
The provision for loan losses was $2.0 million for the three months ended March 31, 2014, compared to $1.2 million for the same period in 2013. Net charge-offs decreased to $1.5 million for the three months ended March 31, 2014 compared to $2.2 million for the same period in 2013. Non-performing loans decreased 34.2% from $23.2 million at December 31, 2013 to $15.3 million at March 31, 2014.

Non-interest Income

Non-interest income for the three months ended March 31, 2014 increased slightly from the same period in 2013. In the current year, there have been fewer loan sales and there was little foreclosed asset sale activity. The Company’s residential mortgage operation, which started in late 2011, increased volumes significantly during 2012 and 2013; however, the first quarter 2014 showed lower volumes than prior quarters and in turn lower mortgage fee income. As a result of increases in demand deposits, service charge income increased period over period. In addition, there was an increase in other non-interest income, which was primarily due to recognition of income in the first quarter of 2014 from an earnest deposit of approximately $288,000 for a loan sale that did not occur.

The following table sets forth the components of non-interest income for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Service charges on deposit accounts	$131	$82
Gain on sale of loans	5	265
Gain on foreclosed assets, net	19	—
Mortgage fee income	57	107
Other	409	138
Total non-interest income	$621	$592

Non-interest Expense

Non-interest expense decreased for the three months ended March 31, 2014 compared to the same period in 2013. Salaries and employee benefits increased for the three months ended March 31, 2014 compared to the same period in 2013 as a result of salary adjustments and the addition of incentive accruals in 2014. In addition, during the third quarter of 2013, First Community added three additional staff members to its residential mortgage loan operation; therefore increasing salary and benefits expense. However, the overall decrease in non-interest expense from the prior year is a result of the cost savings due to consolidation of the bank subsidiaries, along with lower costs incurred related to data processing. We continue to see improvements in asset quality, and in turn, the costs related to our problem assets. During the first quarter of 2014, we saw the reversal of an accrual for a contingent liability for approximately $210,000 which is included in other expense. Decreases in other expenses were noted due to the reductions in FDIC insurance as a result of the decrease in total assets of the Bank and the lifting of the Bank’s Memoranda of Understanding during the third quarter of 2013.

The following table sets forth the components of non-interest expense for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Salaries and employee benefits	$2,854	$2,487
Occupancy and equipment expense	612	571
Data processing	229	305
Professional fees	324	354
Advertising and business development	127	153
Foreclosed assets, net of rental income	80	79
Other expense	431	1,300
Total non-interest expense	$4,657	$5,249

Income Taxes

Prior to the consolidation of the bank subsidiaries, the Company filed four tax returns, one consolidated return for the parent and FCB Joliet and one for each other banking subsidiary. Because of multiple returns, we separately calculated income tax expense, established deferred tax assets and determined valuation allowances.   Subsequent to the consolidation, the Company now calculates income tax expense on a consolidated basis.

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
The Company evaluates the need for a deferred tax asset valuation allowance on an ongoing basis, considering both positive and negative evidence. As of September 30, 2013, positive evidence included seven consecutive quarters of income, continued improvement in asset quality ratios, termination of our Memoranda of Understanding with our banking regulators, completion of our consolidation in March 2013 and the prospect that other key drivers of profitability would continue in the future. Negative evidence included no available taxes paid in open carryback years, no significant tax planning opportunties to accelerate taxable income and that 2013 would be the first year of taxable income since 2007. Based on the Company’s assessment of all available evidence, management determined that it was more-likely-than-not that the deferred tax asset would be realized. Therefore, at September 30, 2013, the Company released its $15.6 million valuation allowance against the net deferred tax assets resulting in a credit to income tax expense.

The Company realized income tax expense of $231,000 for three months ended March 31, 2014 compared with $34,000 of income tax expense for the same period in 2013. The increase in income taxes for the three months ended March 31, 2014 compared to the same periods in 2013 was a result of the new tax structure and the release of the deferred tax valuation allowance during the third quarter of 2013. Management now expects normalized income tax expense for the remainder of 2014 and beyond.

Financial Condition
Our assets totaled $870.1 million and $867.6 million at March 31, 2014 and December 31, 2013, respectively. Total loans at March 31, 2014 and December 31, 2013 were $661.9 million and $652.1 million, respectively. Total deposits were $729.4 million and $725.4 million at March 31, 2014 and December 31, 2013, respectively. We continue to see decreases in time deposit accounts as we have continued to lower our rates in an effort to lower our overall cost of funding. The increase in non-interest bearing deposits from $112.0 million at December 31, 2013 to $115.7 million at March 31, 2014 was a result of efforts to grow our core deposits. The increase in total assets was funded by increases in non-interest bearing deposits from year-end, and consisted of new loans and investments in available for sale securities in an effort to deploy additional liquidity. Borrowed funds, consisting of securities sold under agreements to repurchase and a mortgage note payable, totaled $25.8 million and $25.6 million at March 31, 2014 and December 31, 2013, respectively. The increase in other borrowed funds during the first three months of 2014 related to increases in securities sold under agreements to repurchase, as clients increased their balances in these accounts.
Total shareholders’ equity was $92.5 million and $91.6 million at March 31, 2014 and December 31, 2013, respectively. The overall increase was a result of the net income for the three months ended March 31, 2014, along with the changes in other comprehensive income during the quarter related to the market value of the investment portfolio.

Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$14,618	3%	$20,745	3%	$27,558	4%
Farmland and Agricultural Production	7,557	1%	8,505	1%	6,773	1%
Residential 1-4 Family	89,566	12%	86,770	13%	79,224	12%
Commercial Real Estate	374,763	58%	366,689	56%	369,695	58%
Commercial	165,234	24%	159,427	24%	147,019	23%
Consumer and other	10,502	2%	10,315	2%	13,345	2%
Total Loans	$662,240	100%	$652,451	100%	$643,614	100%
 Total loans increased by $9.8 million during the three months ended March 31, 2014 as a result of new loan originations. New loans originated during the first three months of 2014 were primarily in the commercial real estate, commercial loan, and residential 1-4 family categories which is in line with our strategy as a commercial bank.
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

At March 31, 2014 and December 31, 2013, the allowance for loan losses was $16.4 million and $15.8 million, respectively, with a resulting allowance to total loans ratio of 2.47% and 2.43%, respectively. Net charge-offs for the three months ended March 31, 2014 amounted to $1.5 million, compared to $2.2 million for the same period in 2013. Charge-offs and recoveries for each major loan category are shown in the table below:

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013
Balance at beginning of period	$15,820	$22,878
Charge-offs:
Construction and Land Development	1,185	1,179
Farmland and Agricultural Production	—	—
Residential 1-4 Family	68	222
Commercial Real Estate	183	712
Commercial	803	690
Consumer and other	16	218
Total charge-offs	$2,255	$3,021
Recoveries:
Construction and Land Development	20	679
Farmland and Agricultural Production	—	—
Residential 1-4 Family	13	34
Commercial Real Estate	677	18
Commercial	71	103
Consumer and other	6	8
Total recoveries	$787	$842
Net charge-offs	1,468	2,179
Provision for loan losses	1,999	1,232
Allowance for loan losses at end of period	$16,351	$21,931
Selected loan quality ratios:
Net charge-offs to average loans	0.89%	1.36%
Allowance to total loans	2.47%	3.41%
Allowance to nonperforming loans	107.12%	70.25%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	March 31, 2014		December 31, 2013
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans

Construction and Land Development	$1,455	9%	$2,711	17%
Farmland and Agricultural Production	404	2%	427	3%
Residential 1-4 Family	1,540	9%	1,440	9%
Commercial Real Estate	8,930	55%	7,909	50%
Commercial	3,757	23%	3,183	20%
Consumer and other	265	2%	150	1%
Total	$16,351	100%	$15,820	100%

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
There were approximately $15.3 million in nonperforming loans at March 31, 2014 which were down from $23.2 million at December 31, 2013. While there were credits downgraded during the three months ended March 31, 2014, the loan sale in the amount of $3.2 million which took place during March 2014 helped to reduce the balance from December 31, 2013. In addition, the decrease was the result of current year charge-offs and paydowns. Decreasing non-performing loans is an integral part of the Company’s strategy for improvement during 2014.
Impaired loans were $21.0 million and $28.6 million at March 31, 2014 and December 31, 2013, respectively. Included in impaired loans at March 31, 2014 were $8.0 million in loans with valuation allowances totaling $1.8 million, and $12.9 million in loans without a valuation allowance. Included in impaired loans at December 31, 2013 were $9.9 million in loans with valuation allowances totaling $2.4 million, and $18.7 million in loans without a valuation allowance.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing as of:

	March 31, 2014	December 31, 2013	March 31, 2013
Non-accrual loans	$14,948	$22,843	$31,109
Accruing loans delinquent 90 days or more	316	351	109
Non-performing loans	15,264	23,194	31,218
Troubled debt restructures accruing interest	6,007	3,167	11,504

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of March 31, 2014 and December 31, 2013 were approximately $5.0 million and $3.8 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under U.S. GAAP.
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

The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government sponsored enterprises	$21,665	$21,732	$22,185	$22,277
Residential collateralized mortgage obligations	25,227	25,199	23,444	23,237
Residential mortgage backed securities	29,915	30,304	27,924	28,006
Corporate securities	29,008	29,162	29,013	29,092
State and political subdivisions	41,844	42,538	38,217	38,704
	$147,659	$148,935	$140,783	$141,316
Available for sale securities increased $7.6 million to $148.9 million at March 31, 2014 from $141.3 million at December 31, 2013, as the Company continued to invest excess cash during the first quarter of 2014.
Securities with a fair value of $40.1 million and $47.1 million were pledged as collateral on public funds, securities sold under agreements or for other purposes as required or permitted by law as of March 31, 2014 and December 31, 2013, respectively.

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

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$115,704	15.86%	$111,955	15.43%
NOW and money market accounts	241,253	33.06%	240,537	33.17%
Savings	26,225	3.60%	24,399	3.36%
Time deposit certificates, $100,000 or more	220,834	30.29%	223,436	30.80%
Other time deposit certificates	125,410	17.19%	125,074	17.24%
Total	$729,426	100.00%	$725,401	100.00%

Total deposits increased $4.0 million to $729.4 million at March 31, 2014, from $725.4 million at December 31, 2013. The increase was primarily related to the increase in non-interest bearing demand deposits which helped to improve the Company’s core deposits.

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	March 31, 2014	December 31, 2013
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$25,342	$23,993
Outstanding at end of period	25,179	24,896
Maximum month-end outstanding	25,987	32,431
Rate:
Weighted average interest rate during the year	0.11%	0.14%
Weighted average interest rate at end of the period	0.11%	0.11%

Federal Home Loan Bank borrowings:
Balance:
Average daily outstanding	$56	$330
Outstanding at end of period	—	—
Maximum month-end outstanding	—	—
Rate:
Weighted average interest rate during the year	0.13%	0.15%
Weighted average interest rate at end of the period	—%	—%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies. As of March 31, 2014, the Bank was unable to pay dividends due to having negative retained earnings or an accumulated deficit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of

Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of March 31, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process. Moreover, the U.S. federal banking authorities’ approval of the Basel III Rules will affect the Company’s and the Bank’s capital requirements. See Note 12 to our Consolidated Financial Statements for more information.
The Company and the Bank’s capital amounts and ratios as of the dates noted are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital (to risk-weighted assets)
Consolidated	$103,450	13.37%	$61,899	8.00%	N/A	N/A
First Community Financial Bank	101,676	12.87%	63,200	8.00%	$79,000	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	74,378	9.61%	30,949	4.00%	N/A	N/A
First Community Financial Bank	91,723	11.61%	31,600	4.00%	47,400	6.00%
Tier I capital (to average assets)
Consolidated	74,378	8.76%	33,965	4.00%	N/A	N/A
First Community Financial Bank	91,723	10.79%	34,014	4.00%	42,518	5.00%
December 31, 2013
Total capital (to risk-weighted assets)
Consolidated	$103,635	13.55%	$61,177	8.00%	N/A	N/A
First Community Financial Bank	100,758	12.93%	62,357	8.00%	$77,947	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	74,688	9.77%	30,588	4.00%	N/A	N/A
First Community Financial Bank	91,116	11.69%	31,179	4.00%	46,768	6.00%
Tier I capital (to average assets)
Consolidated	74,688	8.87%	33,680	4.00%	N/A	N/A
First Community Financial Bank	91,116	10.81%	33,707	4.00%	42,133	5.00%

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
Our off-balance sheet arrangements and contractual obligations are summarized in the table that follows for the periods noted.

	March 31, 2014	December 31, 2012
Commitments to extend credit	$115,826	$116,572
Standby letters of credit	9,960	17,497
	$125,786	$134,069

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
Foreclosed Assets
Assets acquired through loan foreclosure or other proceedings are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, foreclosed assets are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses. Subsequently, unrealized losses and realized gains and losses on sales are included in other noninterest income. Operating results from foreclosed assets are recorded in other noninterest expense.
Income taxes
Deferred taxes are provided using the liability method. Deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards while deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There were no uncertain tax positions as of March 31, 2014 and December 31, 2013.

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

Recent Accounting Pronouncements
Refer to Note 1 to our Unaudited Consolidated Financial Statements for a description of recent accounting pronouncements including respective dates of adoption and effects on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2014, were effective.

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

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

Date: May 14, 2014	/s/ Roy C. Thygesen
Roy C. Thygesen
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	/s/ Glen L. Stiteley
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and March 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.