Form 10-Q
period 2014-06-30
First Community Financial Partners, Inc.
filed 2014-08-13
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

There were outstanding 16,548,563 shares of the Registrant’s common stock as of August 8, 2014.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-Q

June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
	June 30, 2014	December 31, 2013
Assets	(in thousands, except share data)(June 30, 2014 data is unaudited)
Cash and due from banks	$15,487	$10,815
Interest-bearing deposits in banks	38,647	29,292
Securities available for sale	166,705	141,316
Non-marketable equity securities	1,367	967
Mortgage loans held for sale	1,990	—
Loans held for sale	—	2,619
Loans, net of allowance for loan losses of $14,383 in 2014; $15,820 in 2013	650,007	636,311
Premises and equipment, net	19,776	16,380
Foreclosed assets	3,928	4,416
Cash surrender value of life insurance	4,258	4,513
Deferred tax asset, net	16,172	16,781
Accrued interest receivable and other assets	3,791	4,166
Total assets	$922,128	$867,576

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$125,233	$111,955
Interest-bearing	638,399	613,446
Total deposits	763,632	725,401
Other borrowed funds	30,890	25,563
Subordinated debt	19,319	19,305
Accrued interest payable and other liabilities	14,021	5,720
Total liabilities	827,862	775,989

Commitments and Contingencies (Note 11 to Unaudited Consolidated Financial Statements)

First Community Financial Partners, Inc. Shareholders’ Equity
Preferred stock, Series A, non-cumulative convertible, $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2014 and at December 31, 2013	—	—
Preferred stock, Series B, 5% cumulative perpetual, $1.00 par value; 22,000 shares authorized; 5,176 shares issued and outstanding at June 30, 2014 and at December 31, 2013	5,176	5,176
Preferred stock, Series C, 9% cumulative perpetual, $1.00 par value; 1,100 shares authorized; 1,100 issued and outstanding at June 30, 2014 and at December 31, 2013	1,001	892
Common stock, $1.00 par value; 60,000,000 shares authorized; 16,548,563 issued and outstanding at June 30, 2014 and 16,333,582 issued and outstanding at December 31, 2013	16,549	16,334
Additional paid-in capital	81,175	81,241
Accumulated deficit	(10,695)	(12,381)
Accumulated other comprehensive income	1,060	325
Total shareholders' equity	94,266	91,587
Total liabilities and shareholders' equity	$922,128	$867,576

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income:	(in thousands, except share data)(unaudited)
Loans, including fees	$8,086	$8,099	$15,751	$16,487
Securities	737	444	1,413	870
Federal funds sold and other	19	52	37	128
Total interest income	8,842	8,595	17,201	17,485
Interest expense:
Deposits	1,133	1,241	2,269	2,611
Federal funds purchased and other borrowed funds	17	20	34	40
Subordinated debt	432	314	863	443
Total interest expense	1,582	1,575	3,166	3,094
Net interest income	7,260	7,020	14,035	14,391
Provision for loan losses	667	1,468	2,667	2,700
Net interest income after provision for loan losses	6,593	5,552	11,368	11,691
Non-interest income:
Service charges on deposit accounts	152	95	283	177
Gain on sale of loans	28	—	32	265
Gain on sale of securities	38	—	38	—
Gain on foreclosed assets, net	—	—	19	—
Mortgage fee income	83	107	140	214
Other	544	(33)	953	50
	845	169	1,465	706
Non-interest expenses:
Salaries and employee benefits	2,785	2,701	5,640	5,188
Occupancy and equipment expense	577	520	1,102	1,091
Data processing	249	221	478	527
Professional fees	372	350	697	704
Advertising and business development	213	128	341	281
Losses on sale and writedowns of foreclosed assets, net	369	196	369	196
Foreclosed assets, net of rental income	55	62	135	141
Other expense	791	740	1,309	1,984
	5,411	4,918	10,071	10,112
Income before income taxes and non-controlling interest	2,027	803	2,762	2,285
Income taxes	557	—	788	34
Income before non-controlling interest	1,470	803	1,974	2,251
Net income attributable to non-controlling interest	—	—	—	54
Net income applicable to First Community Financial Partners, Inc.	1,470	803	1,974	2,197
Dividends and accretion on preferred shares	(144)	(236)	(288)	(551)
Gain on redemption of preferred shares	—	—	—	2,945
Net income applicable to common shareholders	$1,326	$567	$1,686	$4,591

Common share data
Basic earnings per common share	$0.08	$0.04	$0.10	$0.31
Diluted earnings per common share	0.08	0.03	0.10	0.31

Weighted average common shares outstanding for basic earnings per common share	16,548,399	16,155,938	16,474,053	14,586,664
Weighted average common shares outstanding for diluted earnings per common share	16,740,390	16,299,591	16,692,163	14,707,890

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)(unaudited)
Net income	$1,470	$803	$1,974	$2,197

Unrealized holding gains (losses) on investment securities	460	(1,146)	1,203	(1,154)
Reclassification adjustments for gains included in net income	(38)	—	(38)	—
Tax effect of realized and unrealized gains and losses on investment securities	(141)	447	(430)	447
Other comprehensive income (loss), net of tax	281	(699)	735	(707)

Comprehensive income	$1,751	$104	$2,709	$1,490

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2014 and 2013

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total

	(in thousands, except share data) (unaudited)
Balance, December 31, 2012	$—	$22,000	$672	$12,175	$70,113	$(33,019)	$1,198	$—	$14,792	$87,931
Net income	—	—	—	—	—	2,197	—	—	54	2,251
Repurchase of preferred shares	—	(9,500)	—	—	—	2,945	—	—	—	(6,555)
Repurchase of common shares	—	—	—	—	—	—	—	(60)	—	(60)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(707)	—	—	(707)
Issuance of 4,000,537 shares of common stock and repurchase of minority interest	—	—	—	4,001	10,190	—	148	—	(14,846)	(507)
Issuance of 250,000 warrants	—	—	—	—	277	—	—	—	—	277
Discount accretion on preferred shares	—	—	109	—	—	(109)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(442)	—	—	—	(442)
Stock based compensation expense	—	—	—	—	568	—	—	—	—	568
Balance, June 30, 2013	—	12,500	781	16,176	81,148	(28,428)	639	(60)	—	82,756

Balance, December 31, 2013	—	5,176	892	16,334	81,241	(12,381)	325	—	—	91,587
Net income	—	—	—	—	—	1,974	—	—	—	1,974
Other comprehensive income, net of tax	—	—	—	—	—	—	735	—	—	735
Discount accretion on preferred shares	—	—	109	—	—	(109)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(179)	—	—	—	(179)
Issuance of 214,981 shares of common stock for restricted stock awards and amortization	—	—	—	215	(259)		—	—	—	(44)
Stock based compensation expense	—	—	—	—	193	—	—	—	—	193
Balance, June 30, 2014	$—	$5,176	$1,001	$16,549	$81,175	$(10,695)	$1,060	$—	$—	$94,266

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Six months ended June 30,
	2014	2013
	(in thousands)(unaudited)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$1,974	$2,197
Net income attributable to non-controlling interest	—	54
Net income before non-controlling interest	1,974	2,251
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	292	321
Provision for loan losses	2,667	2,700
(Gain) loss on sale of foreclosed assets, net	(19)	57
Writedown of foreclosed assets	369	139
Net amortization of deferred loan costs	(44)	(97)
Warrant accretion	14	8
Depreciation and amortization of premises and equipment	606	588
Realized gains on sales of available for sale securities, net	(38)	—
Decrease (increase) in cash surrender value of life insurance	255	(74)
Deferred income taxes	141	633
Proceeds from sale of loans	8,897	7,396
Gain on sale of loans	(32)	(265)
Decrease in accrued interest receivable and other assets	375	202
Increase (decrease) in accrued interest payable and other liabilities	8,257	(639)
Restricted stock compensation expense	193	565
Stock option compensation expense	—	5
Net cash provided by operating activities	23,907	13,790
Cash Flows From Investing Activities
Net change in interest-bearing deposits in banks	(9,355)	82,569
Activity in available for sale securities:
Purchases	(45,671)	(16,913)
Maturities, prepayments and calls	12,727	9,096
Sales	8,504	—
Purchases of non-marketable equity securities	(400)	—
Net decrease in loans held for sale	629	—
Net (increase) in loans	(25,280)	(23,410)
Purchases of premises and equipment	(4,002)	(463)
Proceeds from sale of foreclosed assets	234	1,043
Net cash (used in) provided by investing activities	(62,614)	51,922
Cash Flows From Financing Activities
Net increase (decrease) in deposits	38,231	(72,250)
Net increase in other borrowings	5,327	2,841
Proceeds from issuance of subordinated debt	—	10,000
Cash paid on cancellation of restricted shares	—	(508)
Dividends paid on preferred shares	(179)	(442)
Repayment of preferred shares	—	(6,555)
Net cash provided by (used in) financing activities	43,379	(66,914)
Net change in cash and due from banks	4,672	(1,202)
Cash and due from banks:
Beginning	10,815	14,933
Ending	$15,487	$13,731

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$3,441	$3,170
Cash payments for income taxes	—	131
Supplemental Schedule of Noncash Investing and Financing Activities
Acquisition of treasury stock in partial settlement of loans	—	60

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Basis of Presentation

These are the unaudited consolidated financial statements of First Community Financial Partners, Inc. (the “Company” or “First Community”), and its subsidiaries, including its wholly owned bank subsidiary, First Community Financial Bank (the “Bank”), based in Plainfield, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Undistributed earnings allocated to common shareholders	$1,470	$803	$1,974	$2,197
Preferred stock dividends and discount accretion	(144)	(236)	(288)	(551)
Redemption of preferred shares	—	—	$—	$2,945
Net income allocated to common shareholders	$1,326	$567	$1,686	$4,591

Weighted average shares outstanding for basic earnings per common share	16,548,399	16,155,938	16,474,053	14,586,664
Dilutive effect of stock-based compensation	191,991	143,653	218,110	121,226
Weighted average shares outstanding for diluted earnings per common share	16,740,390	16,299,591	16,692,163	14,707,890

Basic earnings per common share	$0.08	$0.04	$0.10	$0.31
Diluted earnings per common share	0.08	0.03	0.10	0.31

Note 4.	Securities Available for Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows (in thousands):

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$21,638	$110	$12	$21,736
Residential collateralized mortgage obligations	40,497	159	167	40,489
Residential mortgage backed securities	28,864	650	—	29,514
Corporate securities	18,882	214	26	19,070
State and political subdivisions	55,088	897	89	55,896
	$164,969	$2,030	$294	$166,705
December 31, 2013
Government sponsored enterprises	$22,185	$122	$30	$22,277
Residential collateralized mortgage obligations	23,444	123	330	23,237
Residential mortgage backed securities	27,924	169	87	28,006
Corporate securities	29,013	155	76	29,092
State and political subdivisions	38,217	665	178	38,704
	$140,783	$1,234	$701	$141,316

Securities with a fair value of $44.0 million and $41.0 million were pledged as collateral on public funds, securities sold under agreements to repurchase or for other purposes as required or permitted by law as of June 30, 2014 and December 31, 2013, respectively.

The amortized cost and fair value of debt securities available for sale as of June 30, 2014, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$18,325	$18,417
Over 1 year through 5 years	49,340	50,070
Over 5 years through 10 years	24,491	24,540
Over 10 years	3,452	3,675
Residential collateralized mortgage obligations and mortgage backed securities	69,361	70,003
	$164,969	$166,705

Gains on the on the sales of securities were $38,000 and $0 during the six months ended June 30, 2014 and 2013.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believed were other-than-temporarily impaired, at June 30, 2014 and December 31, 2013.

The unrealized losses in the portfolio at June 30, 2014 resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to sell and does not believe it will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 5.	Loans

A summary of the balances of loans follows (in thousands):

	June 30, 2014	December 31, 2013
Construction and Land Development	$15,060	$20,745
Farmland and Agricultural Production	7,659	8,505
Residential 1-4 Family	95,284	86,770
Commercial Real Estate	369,854	366,689
Commercial	166,975	159,427
Consumer and other	9,784	10,315
	664,616	652,451
Net deferred loan (fees) costs	(226)	(320)
Allowance for loan losses	(14,383)	(15,820)
	$650,007	$636,311

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$15,060	$—	$—	—	$15,060	$—	$15,060
Farmland and Agricultural Production	7,659	—	—	—	7,659	—	7,659
Residential 1-4 Family	94,397	—	—	461	94,858	426	95,284
Commercial Real Estate
Multifamily	23,432	—	—	—	23,432	—	23,432
Retail	85,206	—	—	—	85,206	947	86,153
Office	42,481	—	—	—	42,481	—	42,481
Industrial and Warehouse	63,575	—	—	—	63,575	1,899	65,474
Health Care	33,486	—	—	—	33,486	—	33,486
Other	114,076	1,800	—	—	115,876	2,952	118,828
Commercial	164,880	302	—	—	165,182	1,793	166,975
Consumer and other	9,763	5	8	—	9,776	8	9,784
Total	$654,015	$2,107	$8	461	$656,591	$8,025	$664,616

December 31, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$16,309	$—	$—	$—	$16,309	$4,436	$20,745
Farmland and Agricultural Production	8,505	—	—	—	8,505	—	8,505
Residential 1-4 Family	85,965	67	57	—	86,089	681	86,770
Commercial Real Estate
Multifamily	21,342	—	—	—	21,342	597	21,939
Retail	86,896	—	—	—	86,896	7,358	94,254
Office	35,659	—	—	—	35,659	436	36,095
Industrial and Warehouse	63,825	—	—	351	64,176	—	64,176
Health Care	34,771	—	—	—	34,771	—	34,771
Other	109,305	1,685	—	—	110,990	4,464	115,454
Commercial	154,586	—	—	—	154,586	4,841	159,427
Consumer and other	10,273	11	1	—	10,285	30	10,315
Total	$627,436	$1,763	$58	$351	$629,608	$22,843	$652,451

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. Therefore, there was no balance to report at June 30, 2014 and December 31, 2013.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$13,885	$1,175	$—	$—	$15,060
Farmland and Agricultural Production	7,659	—	—	—	7,659
Commercial Real Estate
Multifamily	23,432	—	—	—	23,432
Retail	85,206	—	947	—	86,153
Office	42,481	—	—	—	42,481
Industrial and Warehouse	62,942	633	—	1,899	65,474
Health Care	33,486	—	—	—	33,486
Other	103,947	7,610	4,743	2,528	118,828
Commercial	157,093	5,719	3,242	921	166,975
Total	$530,131	$15,137	$8,932	$5,348	$559,548

June 30, 2014	Performing	Non-performing	Total
Residential 1-4 Family	$94,858	$426	$95,284
Consumer and other	9,776	8	9,784
Total	$104,634	$434	$105,068

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$10,213	$6,008	$4,524	—	$20,745
Farmland and Agricultural Production	8,505	—	—	—	8,505
Commercial Real Estate
Multifamily	20,629	713	597	—	21,939
Retail	71,489	15,407	4,768	2,590	94,254
Office	35,115	544	436	—	36,095
Industrial and Warehouse	63,531	645	—	—	64,176
Health Care	34,771	—	—	—	34,771
Other	105,896	2,228	3,681	3,649	115,454
Commercial	148,224	5,899	3,175	2,129	159,427
Total	$498,373	$31,444	$17,181	8,368	$555,366

December 31, 2013	Performing	Non-performing	Total
Residential 1-4 Family	$86,089	$681	$86,770
Consumer and other	10,285	30	10,315
Total	$96,374	$711	$97,085

Non-performing loans include those on non-accrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended June 30, 2014 and 2013 (in thousands):

June 30, 2014	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$1,455	$404	$1,540	$8,930	$3,757	$265	$16,351
Provision for loan losses	(334)	49	(266)	1,125	66	27	667
Loans charged-off	—	—	(88)	(2,494)	(264)	—	(2,846)
Recoveries of loans previously charged-off	18	—	5	149	39		211
Ending balance	$1,139	$453	$1,191	$7,710	$3,598	$292	$14,383

June 30, 2013
Allowance for loan losses:
Beginning balance	$3,206	$355	$2,223	$12,163	$3,826	$158	$21,931
Provision for loan losses	(566)	24	(26)	229	1,460	347	1,468
Loans charged-off	(109)	—	(189)	(686)	(1,785)	(374)	(3,143)
Recoveries of loans previously charged-off	198	—	16	136	28	—	378
Ending balance	$2,729	$379	$2,024	$11,842	$3,529	$131	$20,634

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the six months ended June 30, 2014 and 2013 (in thousands):

June 30, 2014	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$2,711	$427	$1,440	$7,909	$3,183	$150	$15,820
Provision for loan losses	(424)	26	(112)	1,653	1,372	152	2,667
Loans charged-off	(1,186)	—	(156)	(2,677)	(1,067)	(16)	(5,102)
Recoveries of loans previously charged-off	38	—	19	825	110	6	998
Ending balance	$1,139	$453	$1,191	$7,710	$3,598	$292	$14,383

June 30, 2013
Allowance for loan losses:
Beginning balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$22,878
Provision for loan losses	(1,617)	(93)	(176)	1,221	2,799	566	2,700
Loans charged-off	(1,288)	—	(411)	(1,397)	(2,475)	(593)	(6,164)
Recoveries of loans previously charged-off	879	—	49	154	130	8	1,220
Ending balance	$2,729	$379	$2,024	$11,842	$3,529	$131	$20,634

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$45	$345	$26	$—	$416
Collectively evaluated for impairment	1,139	453	1,146	7,365	3,572	292	13,967
Ending balance	$1,139	$453	$1,191	$7,710	$3,598	$292	$14,383
Loans:
Individually evaluated for impairment	$—	$—	$2,317	$9,712	$4,443	$8	$16,480
Collectively evaluated for impairment	15,060	7,659	92,967	360,142	162,532	9,776	648,136
Ending balance	$15,060	$7,659	$95,284	$369,854	$166,975	$9,784	$664,616

December 31, 2013
Period-ended amount allocated to:
Individually evaluated for impairment	$1,185	—	$45	$1,190	$—	$—	$2,420
Collectively evaluated for impairment	1,526	427	1,395	6,719	3,183	150	13,400
Ending balance	$2,711	$427	$1,440	$7,909	$3,183	$150	$15,820
Loans:
Individually evaluated for impairment	$4,436	—	$1,362	$17,960	$4,841	$30	$28,629
Collectively evaluated for impairment	16,309	8,505	85,408	348,729	154,586	10,285	623,822
Ending balance	$20,745	$8,505	$86,770	$366,689	$159,427	$10,315	$652,451

The following tables present additional detail of impaired loans, segregated by class, as of and for the three and six months ended June 30, 2014 and year ended December 31, 2013 (dollars in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

June 30, 2014
				Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—		—	—	—	—	—
Residential 1-4 Family	1,722	1,642	—	1,303	—	1,096	32
Commercial Real Estate							0
Multifamily	—	—	—	—	—	—	—
Retail	947	947	—	473	—	199	—
Office	—	—	—	166	—	1,179	—
Industrial and Warehouse	2,435	1,899	—	950	—	1,129	—
Health Care	—	—	—	—		1,461	—
Other	7,918	5,060	—	6,438	6	5,780	39
Commercial	5,896	4,262	—	4,024	—	4,297	86
Consumer and other	17	8	—	9	—	16	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—	1,479	—
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	675	675	45	677	8	678	16
Commercial Real Estate
Multifamily	—	—	—	299	—	199	—
Retail	—	—	—	2,383	—	3,179	—
Office	—	—	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—	—	—
Health Care	—	—	—	—	—	—	—
Other	1,806	1,806	345	1,810	4	1,206	30
Commercial	181	181	26	185	—	123	—
Consumer and other	—	—	—	—	—	—	—
Total	$21,597	$16,480	$416	$18,717	$18	$22,021	$203

December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$865
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,129	681	—	3,529	—
Commercial Real Estate
Multifamily	597	597	—	122	—
Retail	4,108	2,590	—	880	—
Office	3,055	3,055	—	3,168	—
Industrial and Warehouse	2,486	2,486	—	2,505	93
Health Care	—	—	—	—
Other	7,497	4,464	—	7,987	—
Commercial	9,441	4,841	—	8,765	—
Consumer and other	187	30	—	125	—
With an allowance recorded:
Construction and Land Development	4,436	4,436	1,185	—	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	681	681	45	1,458	8
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	5,980	4,768	1,190	—	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	2,516	—
Commercial	—	—	—	2,324	—
Consumer and other	—	—	—	—	—
Total	$39,597	$28,629	$2,420	$34,244	$101

The following tables present troubled debt restructurings during the three and six months ended June 30, 2014 and 2013 (in thousands, except number of contracts):

Three months ended June 30, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs and Specific Reserves
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	1	41	41	—
Commercial Real Estate
Multifamily	—	—	—	—
Retail	—	—	—	—
Office	—	—	—	—
Industrial and Warehouse	—	—	—	—
Health Care	—	—	—	—
Other	—	—	—	—
Commercial	1	413	544	—
Consumer and other	—	—	—	—
	2	$454	$585	$—
Three months ended June 30, 2013
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	—	—	—	—
Commercial Real Estate
Multifamily	—	—	—	—
Retail	—	—	—	—
Office	—	—	—	—
Industrial and Warehouse	1	2,567	2,567	—
Health Care	—	—	—	—
Other	—	—	—	—
Commercial	—	—	—	—
Consumer and other	—	—	—	—
	1	$2,567	$2,567	$—

Six months ended June 30, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs and Specific Reserves
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	1	41	41	—
Commercial Real Estate
Multifamily	—	—	—	—
Retail	1	931	1,041	—
Office	—	—	—	—
Industrial and Warehouse	—	—	—	—
Health Care	—	—	—	—
Other	1	1,815	1,815	265
Commercial	1	413	544	—
Consumer and other	—	—	—	—
	4	$3,200	$3,441	$265
Six months ended June 30, 2013
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	1	211	211	70
Commercial Real Estate				—
Multifamily	—	—	—	—
Retail	—	—	—	—
Office	—	—	—	—
Industrial and Warehouse	1	2,567	2,567	—
Health Care	—	—	—	—
Other	—	—	—	—
Commercial	—	—	—	—
Consumer and other	—	—	—	—
	2	2,778	2,778	70

The following tables present troubled debt restructurings during the three and six months ended June 30, 2014 and 2013, by class and type of modification (in thousands):

	Three months ended June 30, 2014
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	—	—	—	—	—
Commercial Real Estate	—	—	—	41	—	41
Commercial	413	—	—	—	—	413
Consumer and other	—	—	—	—	—	—
	$413	$—	$—	$41	$—	$454

Three months ended June 30, 2013
Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	—	—	—	—	—
Commercial Real Estate	—	—	2,567	—	—	2,567
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	$—	$—	$2,567	$—	$—	$2,567

	Six months ended June 30, 2014
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	—	—	—	—	—
Commercial Real Estate	2,746	—	—	41	—	2,787
Commercial	413	—	—	—	—	413
Consumer and other	—	—	—	—	—	—
	$3,159	$—	$—	$41	$—	$3,200

	Six months ended June 30, 2013
		Interest Rate Reduction
	Payment of Real Estate Taxes	To Below Market Rate	To Interest Only	Payment Concession	Debt Concession	Total
Construction and Land Development	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—
Residential 1-4 Family	—	—	211	—	—	211
Commercial Real Estate	—	—	2,567	—	—	2,567
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	$—	$—	$2,778	$—	$—	$2,778

Troubled debt restructurings that were accruing were $2.5 million and $3.2 million, respectively, as of June 30, 2014 and December 31, 2013. Troubled debt restructurings that were non-accruing were $4.3 million and $5.1 million, respectively, as of June 30, 2014 and December 31, 2013. Of the troubled debt restructurings entered into during the past twelve months, one commercial real estate loan of approximately $1.9 million subsequently defaulted during the six months ended June 30, 2014. Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on nonaccrual status.

The following presents a rollfoward activity of troubled debt restructurings (in thousands except number of loans):

	Six months ended
	June 30, 2014
	Recorded Investment	Number of Loans
Balance, beginning	$8,274	11
Additions to troubled debt restructurings	3,200	4
Removal of troubled debt restructurings	—	—
Charge-off related to troubled debt restructurings	(780)	—
Transfers to other real estate owned	—	—
Repayments and other reductions	(3,853)	(5)
Balance, ending	$6,841	10

Restructured loans are evaluated for impairment at each reporting date as part of the Company’s determination of the allowance for loan losses.

Note 6.	Deposits

The composition of interest-bearing deposits is as follows (in thousands):

	June 30, 2014	December 31, 2013
NOW and money market accounts	$260,404	$240,537
Savings	26,590	24,399
Time deposit certificates, $100,000 or more	223,138	223,436
Other time deposit certificates	128,267	125,074
	$638,399	$613,446

At June 30, 2014 and December 31, 2013, brokered deposits amounted to $25.4 million and $4.8 million, respectively, which are included in NOW and money market accounts and other time deposit certificates.

Note 7.	Subordinated Debt

In May 2009, the Company completed a private placement offering to individual accredited investors of (i) $5.0 million of common stock at $4.63 per share and (ii) $4.1 million of 8% Series A non-cumulative convertible preferred stock (the “Series A Preferred Stock”) with a purchase price and liquidation preference of $1,000 per share. The Series A Preferred Stock was convertible to common stock at $10.00 per share on or after five years from the date of issuance. On July 9, 2009, each share of Series A Preferred Stock was, automatically and without any action on the part of the holder thereof, exchanged for Company subordinated notes in the same face amount as the shares for which they were exchanged. The holders of the notes are entitled to interest at 8% payable annually, and the notes will mature on the tenth anniversary from the date of issuance. The notes are redeemable by the Company on or after five years of the date of issuance, in whole or in part, at a price equal to 100% of the outstanding principal amount of such note redeemed. The notes are convertible to common stock at $10.00 per share on or after five years from the date of issuance. The subordinated debt qualifies for regulatory capital treatment subject to certain limits as Tier 2 capital of the Company at June 30, 2014. The outstanding balance at June 30, 2014 and December 31, 2013 was $4.1 million.

On March 12, 2013, in connection with the consolidation of the Banks, the Company completed a private placement offering of $10.0 million of subordinated indebtedness coupled with warrants to purchase in the aggregate 250,000 shares of Company common stock at a price of $4.00 per share. These securities were offered in denominations of $10,000 per note evidencing the subordinated indebtedness along with a warrant to purchase 250 shares of Company common stock. The subordinated indebtedness bears interest at an annual rate of 9% and will mature on the tenth anniversary from the date of issuance. Interest on the subordinated indebtedness has been accruing from the date of issuance and is payable semi-annually, in arrears. The warrants will remain outstanding following any redemption of the subordinated indebtedness, and have a term of ten years from the date of issuance, whereafter they will expire. The notes are redeemable by the Company on or after two years from the date of issuance, in whole or in part, at a price equal to 100% of the outstanding principal amount of such note redeemed. Proceeds from the private placement were allocated to the two instruments based on the relative fair values of the subordinated indebtedness without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants was approximately $277,000 and was accounted for as paid-in capital at estimated fair value. The remainder of the discount was allocated to the subordinated indebtedness as part of the transaction. The discount will be accreted over the term of the warrants using the interest method. The outstanding balance net of the associated discount was $9.8 million at June 30, 2014 and December 31, 2013.
On September 30, 2013, the Company completed a private placement offering of $5.5 million of subordinated indebtedness. These securities were offered in denominations of $1,000 per note. The subordinated notes will mature on the eighth anniversary of the issuance of the notes. The Company will have the option to redeem the notes in whole or part, upon the occurrence of certain events affecting the regulatory capital or tax treatment of the notes, prior to the fifth anniversary of the issuance. The holders of the notes are entitled to interest at 8.625% payable quarterly in arrears and at maturity. On or after the fifth anniversary of the issuance date of the subordinated notes, the Company may redeem the notes, in whole or in part, upon giving notice to the holders. The outstanding balance was $5.5 million at June 30, 2014 and December 31, 2013.

Note 8.	Other Borrowed Funds

The composition of other borrowed funds is as follows (in thousands):

	June 30, 2014	December 31, 2013
Securities sold under agreements to repurchase	$30,320	$24,896
Mortgage note payable	570	667
	$30,890	$25,563

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

In conjunction with the purchase of a building in Burr Ridge, Illinois, the Bank, as successor to Burr Ridge, signed a $1.0 million mortgage note on February 28, 2012. The terms of the note require monthly payments at a fixed rate of 6% amortized over a period of 5 years.

At June 30, 2014, future principal payments are as follows (in thousands):

2014	$100
2015	210
2016	222
2017	38
$570

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, commercial real estate loans, first mortgage loans, and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago (“FHLB”).  The Bank had $258.5 million and $74.2 million of loans pledged as collateral for FHLB advances as of June 30, 2014 and December 31, 2013, respectively.  This increase was the result of pledging commercial real estate loans to the FHLB in the current year. There were no advances outstanding at June 30, 2014 and December 31, 2013.

The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $89.1 million and $87.1 million of loans pledged as collateral under these agreements as of June 30, 2014 and December 31, 2013, respectively. There were no borrowings outstanding at June 30, 2014 and December 31, 2013.

Note 9.	Income Taxes

Income tax expense recognized is as follows (in thousands):

	Six months ended June 30,
	2014	2013
Current	$647	$(416)
Deferred	141	633
Change in valuation allowance	—	(183)
	$788	$34

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	Six months ended June 30,
	2014	2013
Federal income tax at statutory rate	$967	$800
Increase (decrease) due to:
Valuation allowance	—	(183)
State income tax, net of federal benefit	173	143
Benefit of income taxed at lower rate	28	23
Tax exempt income	(145)	(9)
Cash surrender value of life insurance	(164)	(25)
Other	(71)	(715)
	$788	$34
Deferred tax assets and liabilities consist of (in thousands):

	June 30, 2014	December 31, 2013
Deferred tax assets:
Allowance for loan losses	$4,920	$5,390
Merger expenses	162	168
Organization expenses	276	291
Net operating losses	10,313	10,315
Contribution carryforward	36	33
Non-qualified stock options	860	860
Restricted stock	—	92
Foreclosed assets	385	393
Tax Credits	333	291
Other	104	—
	17,389	17,833
Deferred tax liabilities:
Depreciation	(347)	(362)
Unrealized gains on securities available for sale	(637)	(208)
Other	(233)	(482)
	(1,217)	(1,052)
Net deferred tax asset	$16,172	$16,781

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
The Company had a federal net operating loss carryforward of $25.2 million, which could be used to offset future regular corporate federal income tax as of June 30, 2014 and December 31, 2013, respectively. This net operating loss carryforward expires between the December 31, 2028 and December 31, 2033 fiscal tax years. The Company had an Illinois net operating loss carryforward of $27.6 million and $27.7 million that could be used to offset future regular corporate state income tax as of June 30, 2014 and December 31, 2013, respectively. These Illinois net operating loss carryforwards will expire between the December 31, 2024 and December 31, 2028, fiscal tax years.

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

	June 30, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,091,204	$7.00	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
Forfeited	(400)	8.38

Outstanding at end of period	1,090,804	$7.00	$—

Exercisable at end of period	1,090,804	$7.00	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on June 30, 2014. There was no intrinsic value of the stock options outstanding at June 30, 2014 and December 31, 2013. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized no compensation expense related to the stock options for the six months ended June 30, 2014. At June 30, 2014, there was no further compensation expense to be recognized related to outstanding stock options.

In June 2014, the Board of Directors approved the extension in the expiration period of 370,376 of the options granted for an additional 5 year period. This adjustment is reflected in the contractual terms of the options outstanding below. Information pertaining to options outstanding at June 30, 2014 is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable
$5.00	364,376	5.1	364,376
$5.53	6,000	5.8	6,000
$6.25	30,600	5.4	30,600
$6.38	10,000	1.8	10,000
$7.50	434,500	3.1	434,500
$8.00	4,000	5.2	4,000
$9.25	241,328	3.9	241,328
	1,090,804		1,090,804

There were no options vested during the three and six months ended June 30, 2014.

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

The Company recognized compensation expense of $123,000 and $488,000, respectively, for the six months ended June 30, 2014 and 2013, related to the 2008 and 2013 Equity Incentive Plans, which included $385,000 in expense related to the canceled FCB Plainfield awards in 2013. Total unrecognized compensation expense related to restricted stock grants was $207,000 as of June 30, 2014.

The following is a summary of nonvested restricted stock units:

	June 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	538,261	$3.43
Granted	21,750	3.07
Vested	(225,911)	3.64
Canceled	—	—
Forfeited	(1,152)	3.70
Nonvested shares, end of period	332,948	$2.94

Note 11.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	June 30, 2014	December 31, 2013
Commitments to extend credit	$114,573	$116,572
Standby letters of credit	9,390	17,497
Performance letters of credit	$161	$—
	$124,124	$134,069

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-

case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Company would be entitled to seek recovery from the customer. At June 30, 2014 and December 31, 2013, there was $10,000 and $220,000, respectively, recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of June 30, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

The Company’s and the Banks’ capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital (to risk-weighted assets)
Consolidated	$104,828	14.44%	$58,078	8.00%	N/A	N/A
First Community Financial Bank	103,192	13.92%	59,317	8.00%	$74,146	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	76,359	10.52%	29,039	4.00%	N/A	N/A
First Community Financial Bank	93,902	12.66%	29,658	4.00%	44,488	6.00%
Tier I capital (to average assets)
Consolidated	76,359	8.79%	34,737	4.00%	N/A	N/A
First Community Financial Bank	93,902	10.80%	34,780	4.00%	43,475	5.00%
December 31, 2013
Total capital (to risk-weighted assets)
Consolidated	$103,635	13.55%	$61,177	8.00%	N/A	N/A
First Community Financial Bank	100,758	12.93%	62,357	8.00%	$77,947	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	74,688	9.77%	30,588	4.00%	N/A	N/A
First Community Financial Bank	91,116	11.69%	31,179	4.00%	46,768	6.00%
Tier I capital (to average assets)
Consolidated	74,688	8.87%	33,680	4.00%	N/A	N/A
First Community Financial Bank	91,116	10.81%	33,707	4.00%	42,133	5.00%

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

Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits, after first deducting their losses (including any accumulated deficit) and provision for loan losses. The payment of dividends by any bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Moreover, the FDIC prohibits the payment of any dividends by a bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the FDIC places restrictions on dividend payments during the first seven years of a new bank’s operations, after which time allowing cash dividends to be paid only from net operating income and does not permit dividends to be paid until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. For the six months ended June 30, 2014 and the year ended December 31, 2013, the Bank was unable to pay common share dividends due to having an accumulated deficit.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

June 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$21,736	$—	$21,736	$—
Residential collateralized mortgage obligations	40,489	—	40,489	—
Residential mortgage backed securities	29,514	—	29,514	—
Corporate securities	19,070	—	19,070	—
State and political subdivisions	55,896	—	54,441	1,455
Derivative financial instruments	341	—	341	—
Financial Liabilities
Derivative financial instruments	341	—	341	—

December 31, 2013
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$22,277	$—	$22,277	$—
Residential collateralized mortgage obligations	23,237	—	23,237	—
Residential mortgage backed securities	28,006	—	28,006	—
Corporate securities	29,092	—	29,092	—
State and political subdivisions	38,704	—	35,985	2,719
Derivative financial instruments	324	—	324	—
Financial Liabilities
Derivative financial instruments	324	—	324	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2014. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2013	$2,719
Total gains or losses (realized/unrealized) included in other comprehensive income	(19)
Included in earnings	—
Purchases	—
Paydowns and maturities	(1,245)
Transfers in and/or out of Level 3	—
Ending balance, June 30, 2014	$1,455

Beginning balance, December 31, 2012	$4,282
Total gains or losses (realized/unrealized) included in other comprehensive income	33
Included in earnings	—
Purchases	(1,579)
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, June 30, 2013	$2,736

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

June 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans	$16,064	—	—	$16,064
Mortgage loans held for sale	1,990	—	—	1,990
Foreclosed assets	3,928	—	—	3,928

December 31, 2013
Financial Assets
Impaired loans	$26,209	—	—	$26,209
Loans held for sale	2,619	—	—	2,619
Foreclosed assets	4,416	—	—	4,416

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
Impaired loans	$16,064	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Loans held for sale	1,990	Secondary market pricing	Selling costs	10% to 25%
Foreclosed assets	3,928	Appraisal of Collateral	Selling costs	10.00%

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

As of June 30, 2014 and December 31, 2013, approximately $12.9 million or 78% and $13.2 million, or 46%, of impaired loans were evaluated for impairment using appraisals performed within twelve months of these dates, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows as of June 30, 2014 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$15,487	$15,487	$15,487	$—	$—
Interest-bearing deposits in banks	38,647	38,647	38,647	—	—
Securities available for sale	166,705	166,705	—	165,250	1,455
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Mortgage loans held for sale	1,990	1,990	—	—	1,990
Loans, net	650,007	648,625	—	—	648,625
Accrued interest receivable	2,088	2,088	2,088	—	—
Derivative financial instruments	341	341	—	341	—
Financial liabilities:
Non-interest bearing deposits	125,233	125,233	125,233	—	—
Interest-bearing deposits	638,399	629,693	286,994	—	342,699
Other borrowed funds	30,890	30,890	30,890	—	—
Subordinated debt	19,319	19,112	—	—	19,112
Accrued interest payable	833	833	833	—	—
Derivative financial instruments	341	341	—	341	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2013 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$10,815	$10,815	$10,815	$—	$—
Interest-bearing deposits in banks	29,292	29,292	29,292	—	—
Securities available for sale	141,316	141,316	—	138,597	2,719
Nonmarketable equity securities	967	967	—	—	967
Loans held for sale	2,619	2,619	—	—	2,619
Loans, net	636,311	639,068	—	—	639,068
Accrued interest receivable	2,058	2,058	2,058	—	—
Derivative financial instruments	324	324	—	324	—
Financial liabilities:
Non-interest bearing deposits	111,955	111,955	111,955	—	—
Interest-bearing deposits	613,446	605,857	264,936	—	340,921
Other borrowed funds	25,563	25,563	25,563	—	—
Subordinated debt	19,305	19,076	—	—	19,076
Accrued interest payable	1,108	1,108	1,108	—	—
Derivative financial instruments	324	324	—	324	—

Note 14.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of June 30, 2014 and December 31, 2013, there were $3.4 million and $3.5 million, respectively, outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $341,000 and $324,000 as of June 30, 2014 and December 31, 2013, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income the gross amount of the adjustments to the income statement were $17,000 and $55,000 during the three months ended June 30, 2014 and June 30, 2013, respectively.

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
Dividends on the Series B Preferred Stock are paid quarterly at an annual rate of 5% until February 15, 2015, at which time the annual rate will increase to 9%. The book value of the Series C Preferred Stock was $1,001,000 at June 30, 2014 and dividends are paid quarterly at an annual rate of 9%. The Series C Preferred Stock may not be redeemed until all Series B Preferred Stock has been redeemed, repurchased or otherwise acquired by the Company.  All redemptions are subject to the approval of the Company’s federal banking regulatory agency.

In 2012, Treasury sold the Series B Preferred Stock and the Series C Preferred Stock to one or more third parties. None of the outstanding shares of the Series B Preferred Stock or the Series C Preferred Stock are currently held by Treasury.

On November 8, 2012, First Community entered into a TARP Securities Purchase Option Agreement with certain holders of the Series B Preferred Stock and Series C Preferred Stock. Pursuant to the TARP Securities Purchase Option Agreement, First Community had the option, but was not required, to repurchase from such certain holders their shares of Series B Preferred Stock at a discount. $16,824,000 face amount, or 16,824 shares, of Series B Preferred Stock were subject to the discount option. As described below, all Series B Preferred Stock shares subject to the TARP Securities Purchase Option Agreement have been repurchased.

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

The Bank has banking centers, located at 2801 Black Road, Joliet, Illinois, 24 West Gartner Road, Suite 104, Naperville, Illinois, 25407 South Bell Road, Channahon, Illinois, 14150 South U.S. Route 30, Plainfield, Illinois, 13901 South Bell Road, Homer Glen, Illinois, and 7020 South County Line Road, Burr Ridge, Illinois.

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
Highlights

•	Loans increased $16.3 million to $664.4 million, from to June 30, 2013 to June 30, 2014.

•	Noninterest bearing deposit accounts increased $16.4 million from June 30, 2013 to $125.2 million at June 30, 2014.

•	Net interest income stabilized and increased to $7.3 million for the quarter ended June 30, 2014 compared to $7.0 million for the quarter ended June 30, 2013.

•	Pre-tax pre-provision income was $2.7 million for the quarter ended June 30, 2014 compared to $2.3 million for the same quarter in 2013.

•
Effective July 2014, First Community implemented a reorganization of duties and four positions were eliminated. The job eliminations will result in $555,000 in annual salary and benefit savings which will be realized starting in the first quarter of 2015.

•	Nonperforming assets declined by $16.6 million from June 30, 2013 and $7.1 million from March 30, 2014 to $12.4 million at June 30, 2014.

◦	Nonperforming assets were 1.35% of total assets at June 30, 2014 compared to 2.24% at March 31, 2014 and 3.47% at June 30, 2013.

◦	Nonperforming loans declined by $6.8 million in the second quarter of 2014, a 44.41% decrease. Non-performing loans have decreased $17.9 million or 67.89% since June 30, 2013.

◦
Provision for loan losses expense decreased from $2.0 million for the quarter ended March 31, 2014 and $1.5 million for the quarter ended June 30, 2013 to $667,000 for the quarter ended June 30, 2014. The results reflect the substantial improvement in the credit quality of the loan portfolio since June 30, 2013.

◦	Net charge-offs were $2.6 million for the quarter ended June 30, 2014, compared to $1.5 million for the quarter ended March 31, 2014 and $2.8 million for the quarter ended June 30, 2013.

◦	The allowance for loan losses represents 2.16% of total loans and 169.49% of nonperforming loans at June 30, 2014. The ratio of allowance for loan losses to nonperforming loans has steadily improved over the last year, from 107.12% at March 31, 2014 and 78.07% at June 30, 2013.

•	Balance sheet

◦	Commercial loans increased $1.7 million in the second quarter 2014 and increased $7.5 million over year end, allowing First Community to reduce its overall reliance on commercial real estate loans.

◦
Money market accounts increased $19.5 million in the second quarter of 2014 and $19.9 million over year end as First Community reduced its overall reliance on time deposits for funding its balance sheet.

◦	First Community’s ratio of tangible common stockholders’ equity to tangible assets was 9.55% at June 30, 2014, compared to 9.93% at March 31, 2014, and 9.86% at December 31, 2013.

◦	Book value per common share increased $0.10 to $5.32 at June 30, 2014, compared to $5.22 at March 31, 2014, and increased $0.08 compared to $5.24 at December 31, 2013.

•	Revenues

◦
Net interest income was $7.3 million for the second quarter of 2014 compared to $6.8 million for the first quarter of 2014, an increase of $488,000 due largely to loan growth and a reduction in nonperforming assets.

◦
Noninterest income was $845,000 for the second quarter of 2014 compared to $621,000 for the first quarter of 2014. This included $483,000 of income related to proceeds received from a bank owned life insurance policy, in addition to $28,000 in gains on the sale of loans and $38,000 in gains on the sale of securities.

•	Non-interest expense

◦
Noninterest expense was $5.4 million for the second quarter of 2014 compared to $4.7 million for the first quarter of 2014. The difference related to the reversal of an accrual for a contingent liability recorded during the first quarter of 2014, and write downs based on updated appraisals on the value of foreclosed assets during the second quarter of 2014 in the amount of $369,000,

▪
Salaries and benefits expense decreased $70,000 or 2.5% from the first quarter of 2014 and increased $84,000 from the same period in 2013 due to additions to mortgage lending staff and the additions of two market presidents.

▪
Occupancy expense decreased $34,000 or 7.2% in the second quarter of 2014 compared to the first quarter of 2014 due to the purchase of our previously leased Channahon branch building in the second quarter in 2014.

	2014		2013
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Selected Operating Data	(dollars in thousands, except per share data)(unaudited)
Interest income	$8,842	$8,356	$8,800	$8,609	$8,595
Interest expense	1,582	1,584	1,601	1,514	1,575
Net interest income	7,260	6,772	7,199	7,095	7,020
Provision for loan losses	667	1,999	4,086	1,216	1,468
Net interest income after provision for loan losses	6,593	4,773	3,113	5,879	5,552
Noninterest income	845	621	424	306	317
Noninterest expense	5,411	4,657	4,853	5,079	5,066
Income (loss) before income taxes	2,027	737	(1,316)	1,106	803
Income tax expense (benefit)	557	231	(572)	(14,102)	—
Income (loss)	1,470	506	(744)	15,208	803
Net income (loss) applicable to First Community Financial Partners, Inc.	1,470	506	(744)	15,208	803
Dividends and accretion on preferred shares	(144)	(145)	(177)	(236)	(236)
Redemption of preferred shares	—	—	—	1,988	—
Net income (loss) applicable to common shareholders	$1,326	$361	$(921)	$16,960	$567

Per Share Data
Basic earnings (loss) per common share	$0.08	$0.02	$(0.06)	$1.05	$0.04
Diluted earnings (loss) per common share	$0.08	$0.02	$(0.06)	$1.03	$0.03
Book value per common share	$5.32	$5.22	$5.24	$5.34	$4.29
Weighted average common shares - basic	16,548,399	16,398,348	16,231,167	16,198,676	16,155,938
Weighted average common shares - diluted	16,740,390	16,642,021	16,231,167	16,403,793	16,299,591
Common shares outstanding - end of period	16,548,563	16,548,313	16,333,582	16,221,413	16,175,938

Performance Ratios
Annualized return on average assets	0.60%	0.17%	(0.42)%	8.05%	0.27%
Annualized return on average common equity	5.66%	1.67%	(3.40)%	71.68%	2.72%
Net interest margin	3.45%	3.29%	3.52%	3.47%	3.39%
Interest rate spread	3.26%	3.10%	3.32%	3.26%	3.19%
Efficiency ratio (1)	66.76%	62.99%	63.66%	68.63%	67.52%
Average interest-earning assets to average interest-bearing liabilities	124.87%	125.03%	125.67%	128.05%	126.06%
Average loans to average deposits	89.68%	90.95%	92.97%	92.29%	88.94%

Footnotes:
(1) We calculate our efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income.

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Selected Balance Sheet Data	(dollars in thousands)(unaudited)
Total assets	$922,128	$870,058	$867,576	$852,409	$837,108
Total securities (1)	168,072	149,902	142,283	144,111	116,270
Loans	664,390	661,898	652,131	659,040	648,081
Allowance for loan losses	(14,383)	(16,351)	(15,820)	(20,203)	(20,634)
Net loans	650,007	645,547	636,311	638,837	627,447
Total deposits	763,632	729,426	725,401	698,330	708,412
Subordinated debt	19,319	19,312	19,305	19,298	13,791
Other borrowed funds	30,890	25,798	25,563	38,659	28,536
Shareholders’ equity (2)	94,266	92,534	91,587	92,660	82,756

Asset Quality
Nonperforming loans(3)	8,486	15,264	23,194	20,303	26,429
Nonperforming assets(4)	12,414	19,465	27,610	24,517	29,014
Nonperforming loans (3) to total loans	1.28%	2.31%	3.56%	3.08%	4.08%
Nonperforming assets(4) to total assets	1.35%	2.24%	3.18%	2.88%	3.47%
Allowance for loan losses to non-performing loans	169.49%	107.12%	68.21%	99.51%	78.07%
Allowance for loan losses to total loans	2.16%	2.47%	2.43%	3.07%	3.18%

Capital Ratios
Tangible common equity to tangible assets(5)	9.55%	9.93%	9.86%	10.16%	8.30%
Average equity to average total assets	10.54%	10.66%	10.85%	9.91%	9.77%
Tier 1 leverage	8.79%	8.76%	8.87%	9.22%	9.41%
Tier 1 risk-based capital	10.52%	9.61%	9.77%	10.48%	11.53%
Total risk-based capital	14.44%	13.37%	13.55%	14.41%	14.80%

Footnotes:
(1) Includes available for sale securities recorded at fair value and Federal Home Loan Bank stock at cost.
(2) Includes shareholders’ equity attributable to outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and Fixed Rate Cumulative Perpetual Preferred Stock, Series C.
(3) Nonperforming loans include loans on non-accrual status and those past due more than 90 days and still accruing interest.
(4) Nonperforming assets consist of nonperforming loans and other real estate owned.
(5) Tangible common equity to tangible assets is total shareholders' equity less preferred stock divided by total assets.

Reconciliation of Non-GAAP Selected Quarterly Financial Data
	2014		2013
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Selected Operating Data	(dollars in thousands)(unaudited)
Net interest income	$7,260	$6,772	$7,199	$7,095	$7,020
Noninterest income	845	621	424	306	317
Noninterest expense	5,411	4,657	4,853	5,079	5,066
Adjusted pre-tax pre-provision income	$2,694	$2,736	$2,770	$2,322	$2,271

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
The following tables reflects the components of net interest income for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014			2013
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$665,095	$8,086	4.86%	$644,618	$8,099	5.03%
Investment securities (2)	152,251	737	1.94%	111,744	444	1.59%
Federal funds sold	—	—	—%	264	—	—%
Interest bearing deposits with other banks	24,210	19	0.31%	71,242	52	0.29%
Total earning assets	$841,556	$8,842	4.20%	$827,868	$8,595	4.15%

Other assets	46,789			26,525
Total assets	$888,345			$854,393

Liabilities
NOW accounts	$75,102	$27	0.14%	$75,379	$41	0.22%
Money market accounts	176,599	120	0.27%	143,452	112	0.31%
Savings accounts	26,904	10	0.15%	24,947	13	0.21%
Time deposits	345,682	976	1.13%	370,486	1,075	1.16%
Total interest bearing deposits	624,287	1,133	0.73%	614,264	1,241	0.81%
Securities sold under agreements to repurchase	27,610	7	0.10%	27,872	8	0.11%
Mortgage payable	593	10	6.75%	781	12	6.15%
FHLB Borrowings	2,155	—	—%	—	—	—%
Subordinated debentures	19,315	432	8.95%	13,785	314	9.11%
Total interest bearing liabilities	673,960	1,582	0.94%	656,702	1,575	0.96%
Non-interest bearing deposits	117,369			110,547
Other liabilities	3,360			3,656
Total liabilities	$794,689			$770,905

Total shareholders' equity	$93,656			$83,488

Total liabilities and equity	$888,345			$854,393

Net interest income		$7,260			$7,020

Interest rate spread			3.26%			3.19%

Net interest margin			3.45%			3.39%

Footnotes:
(1) Average loans include nonperforming loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

Net interest income was $7.3 million for the three months ended June 30, 2014, an increase of $240,000, or 3.4%, from $7.0 million for the three months ended June 30, 2013. The net interest margin was 3.45% for this period in 2014 and 3.39% for the same period in 2013. The net interest income and margin increase was due to an increase in loan volume in addition to decreases in our overall cost of funds as a result of lower interest rates on deposits.

	Six months ended June 30,
	2014			2013
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$662,886	$15,751	4.75%	$641,705	$16,487	5.14%
Investment securities (2)	148,553	1,413	1.90%	109,350	870	1.59%
Federal funds sold	—	—	—%	8,544	11	0.26%
Interest-bearing deposits with other banks	21,334	37	0.35%	82,900	117	0.28%
Total Earning Assets	$832,773	$17,201	4.13%	$842,499	$17,485	4.15%

Other assets	45,360			41,911
Total assets	$878,133			$884,410

Liabilities
NOW accounts	$74,536	$58	0.16%	$72,482	$88	0.24%
Money market accounts	171,852	239	0.28%	152,667	250	0.33%
Savings accounts	25,965	20	0.15%	25,235	28	0.22%
Time deposits	346,617	1,952	1.13%	381,347	2,245	1.18%
Total interest bearing deposits	618,970	2,269	0.73%	631,731	2,611	0.83%
Securities sold under agreements to repurchase	26,483	14	0.11%	25,547	15	0.12%
Mortgage payable	621	20	6.44%	804	25	6.22%
Subordinated debentures	19,312	863	8.94%	10,048	443	8.82%
Total interest bearing liabilities	666,497	3,166	0.95%	668,130	3,094	0.93%
Noninterest bearing deposits	115,099			113,984
Other liabilities	3,917			3,858
Total liabilities	$785,513			$785,972

Total shareholders' equity	$92,620			$98,438

Total liabilities and equity	$878,133			$884,410

Net interest income		$14,035			$14,391

Interest rate spread			3.18%			3.22%

Net interest margin			3.37%			3.42%

Footnotes:
(1) Average loans include nonperforming loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

Net interest income was $14.0 million for the six months ended June 30, 2014, a decrease of $356,000, or 2.47%, from $14.4 million for the six months ended June 30, 2013. The net interest margin was 3.37% for this period in 2014 and 3.42% for the same period in 2013. The decrease in net interest income was the result of declines in our loan yields and increases in subordinated debt interest expense. These decreases were somewhat offset by decreases in our overall cost of funds as a result of lower interest rates on deposits, in addition to increases in yields on investment securities as a result of the growth in the securities portfolio over the past year.
Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the periods noted (dollars in thousands):

	Three months ended June 30,
	2014 Compared to 2013
	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$257	$(261)	$(9)	$(13)
Investment securities	159	99	35	293
Federal funds sold	—	—	—	—
Interest bearing deposits with other banks	(34)	3	(2)	(33)
Total interest income	382	(159)	24	247

Interest expense
NOW accounts	$—	$(14)	$—	$(14)
Money market accounts	26	(15)	(3)	8
Savings accounts	1	(4)	—	(3)
Time deposits	(73)	(28)	2	(99)
Securities sold under agreements to repurchase	(1)	—	—	(1)
FHLB advances	—	—	—	—
Mortgage payable	(3)	1	—	(2)
Subordinated debentures	126	(5)	(3)	118
Total interest expense	$76	$(65)	$(4)	$7

Change in net interest income	$306	$(94)	$28	$240

	Six months ended June 30,
	2014 Compared to 2013
	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$540	$(1,235)	$(41)	$(736)
Investment securities	315	168	60	543
Federal funds sold	(11)	(11)	11	(11)
Interest bearing deposits with other banks	(88)	29	(21)	(80)
Total interest income	756	(1,049)	9	(284)

Interest expense
NOW accounts	$2	$(31)	$(1)	$(30)
Money market accounts	32	(38)	(5)	(11)
Savings accounts	1	(9)	—	(8)
Time deposits	(207)	(95)	9	(293)
Securities sold under agreements to repurchase	1	(2)	—	(1)
FHLB Advances	—	—	—	—
Mortgage payable	(6)	1	—	(5)
Subordinated debentures	409	6	5	420
Total interest expense	$232	$(168)	$8	$72

Change in net interest income	$524	$(881)	$—	$(356)

Provision for Loan Losses
The provision for loan losses was $667,000 for the three months ended June 30, 2014, compared to $1.5 million for the same period in 2013. Net charge-offs decreased to $2.6 million for the three months ended June 30, 2014 compared to $2.8 million for the same period in 2013. Nonperforming loans decreased 63.41% from $23.2 million at December 31, 2013 to $8.5 million at June 30, 2014. In addition, nonperforming loans decreased 67.89% or $17.9 million from $26.4 million at June 30, 2013 to June 30, 2014.

Noninterest Income

Noninterest income for the three and six months ended June 30, 2014 increased from the same periods in 2013. Service charges on deposit accounts were up in the current year, primarily due to overdraft fees charged as the result of increases in current year overdraft balances. Service charge income increased period over period also as a result of increased demand deposits. There were loan sales during the second quarter of 2014, relating primarily to SBA loans and there were no such sales in the second quarter of 2013. The Company’s residential mortgage operation, which started in late 2011, increased volumes significantly during the past three years; however, the first and second quarters of 2014 showed lower volumes than prior quarters and in turn lower mortgage fee income. In addition, there was an increase in other noninterest income, which was primarily due to recognition of income in the first quarter of 2014 from an earnest deposit of approximately $288,000 for a loan sale that did not occur. Further, there was $483,000 in income related to proceeds received from a bank owned life insurance policy.

The following table sets forth the components of noninterest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Service charges on deposit accounts	$152	$95	$283	$177
Gain on sale of loans	28	—	32	265
Gain on foreclosed assets, net	—	—	19	—
Gain on sale of securities	38	—	38	—
Mortgage fee income	83	107	140	214
Other	544	(33)	953	50
Total noninterest income	$845	$169	$1,465	$706

Noninterest Expense

Noninterest expense decreased slightly for the six months ended June 30, 2014 compared to the same period in 2013. Salaries and employee benefits increased for the six months ended June 30, 2014 compared to the same period in 2013 as a result of salary adjustments. In addition, during the first quarter 2013, there was no incentive accrual as the Company’s incentive plan was still in development after the consolidation of the Bank’s. During the third quarter of 2013, First Community added three additional staff members to its residential mortgage loan operation, therefore increasing salary and benefits expense. However, the overall decrease in non-interest expense from the prior year is a result of the cost savings due to consolidation of the Banks, including lower costs related to data processing. We continue to see improvements in asset quality, and in turn, the costs related to our problem assets. During the first quarter of 2014, we saw the reversal of an accrual for a contingent liability for approximately $210,000 which is included in other expense. During the second quarter of 2014 writedowns were taken on foreclosed assets as a result of updated appraisals received during the quarter. Decreases in other expenses were noted due to the reductions in FDIC insurance as a result of the decrease in total assets of the Bank and the lifting of the Bank’s Memoranda of Understanding during the third quarter of 2013.

The following table sets forth the components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Salaries and employee benefits	$2,785	$2,701	5,640	5,188
Occupancy and equipment expense	577	520	1,102	1,091
Data processing	249	221	478	527
Professional fees	372	350	697	704
Advertising and business development	213	128	341	281
Losses on sale and writedowns of foreclosed assets, net	369	196	369	196
Foreclosed assets, net of rental income	55	62	135	141
Other expense	791	740	1,309	1,984
Total noninterest expense	$5,411	$4,918	$10,071	$10,112

Income Taxes

Prior to the consolidation of the Banks, the Company filed four tax returns, one consolidated return for the parent and FCB Joliet and one for each other banking subsidiary. Because of multiple returns, we separately calculated income tax expense, established deferred tax assets and determined valuation allowances.   Subsequent to the consolidation, the Company now calculates income tax expense on a consolidated basis.

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
Prior to the merger of the Banks in 2013, the Company determined a valuation allowance was necessary for two of those bank charters as of December 31, 2012, largely based on negative evidence including cumulative losses caused by credit losses in its loan portfolio and general uncertainty surrounding future economic and business conditions.
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

The Company realized income tax expense of $557,000 and $788,000 for three and six months ended June 30, 2014, respectively compared with $0 and $34,000 of income tax expense for the three and six months ended June 30, 2013. The increase in income taxes for the three and six months ended June 30, 2014 compared to the same periods in 2013 was a result of the new tax structure and the release of the deferred tax valuation allowance during the third quarter of 2013. Management now expects normalized income tax expense for the remainder of 2014 and beyond.

Financial Condition
Our assets totaled $922.1 million and $867.6 million at June 30, 2014 and December 31, 2013, respectively. Total loans at June 30, 2014 and December 31, 2013 were $664.4 million and $652.1 million, respectively. Total deposits were $763.6 million and $725.4 million at June 30, 2014 and December 31, 2013, respectively. The increase in noninterest bearing deposits from $112.0 million at December 31, 2013 to $125.2 million at June 30, 2014 was a result of efforts to grow our core deposits. Interest-bearing deposits also have seen some growth during 2014 as a result of the competitive rates offered in the current year. The increase in total assets was funded by increases in noninterest bearing deposits from year-end, and consisted of new loans and investments in available for sale securities in an effort to deploy additional liquidity. Borrowed funds, consisting of securities sold under agreements to repurchase and a mortgage note payable, totaled $30.9 million and $25.6 million at June 30, 2014 and December 31, 2013, respectively. The increase in other borrowed funds during the first six months of 2014 related to increases in securities sold under agreements to repurchase, as clients increased their balances in these accounts.
Total shareholders’ equity was $94.3 million and $91.6 million at June 30, 2014 and December 31, 2013, respectively. The overall increase was a result of the net income for the six months ended June 30, 2014, along with the changes in other comprehensive income during the quarter related to the market value of the investment portfolio.

Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$15,060	2%	$20,745	3%	$22,207	3%
Farmland and Agricultural Production	7,659	1%	8,505	1%	7,474	1%
Residential 1-4 Family	95,284	14%	86,770	13%	78,294	12%
Commercial Real Estate	369,854	56%	366,689	56%	375,010	58%
Commercial	166,975	25%	159,427	24%	155,096	24%
Consumer and other	9,784	2%	10,315	2%	10,320	2%
Total Loans	$664,616	100%	$652,451	100%	$648,401	100%
Total loans increased by $12.2 million during the six months ended June 30, 2014 as a result of new loan originations. New loans originated during the first six months of 2014 were primarily in the commercial real estate, commercial, and residential 1-4 family categories.

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

At June 30, 2014 and December 31, 2013, the allowance for loan losses was $14.4 million and $15.8 million, respectively, with a resulting allowance to total loans ratio of 2.16% and 2.43%, respectively. Over the past year, we have seen a reduction in the allowance to total loan percentage from 3.18% at June 30, 2013 to 2.16% at June 30, 2014. This decrease is the result of the reduction in nonperforming assets and an improving loss history which is the starting point for the Company’s allowance for loan loss calculation.

Net charge-offs for the three months ended June 30, 2014 amounted to $2.6 million, compared to $2.8 million for the same period in 2013.

Charge-offs and recoveries for each major loan category are shown in the table below:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$16,351	$21,931	$15,820	$22,878
Charge-offs:
Construction and Land Development	—	109	1,186	1,288
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	88	189	156	411
Commercial Real Estate	2,494	686	2,677	1,397
Commercial	264	1,785	1,067	2,475
Consumer and other	—	374	16	593
Total charge-offs	$2,846	$3,143	$5,102	$6,164
Recoveries:
Construction and Land Development	18	198	38	879
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	5	16	19	49
Commercial Real Estate	149	136	825	154
Commercial	39	28	110	130
Consumer and other	—	—	6	8
Total recoveries	$211	$378	$998	$1,220
Net charge-offs	2,635	2,765	4,104	4,944
Provision for loan losses	667	1,468	2,667	2,700
Allowance for loan losses at end of period	$14,383	$20,634	$14,383	$20,634
Selected loan quality ratios:
Net charge-offs to average loans	1.59%	1.72%	1.27%	1.54%
Allowance to total loans	2.16%	3.18%	2.16%	3.18%
Allowance to nonperforming loans	169.49%	78.07%	169.49%	78.07%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	June 30, 2014		December 31, 2013
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans

Construction and Land Development	$1,139	8%	$2,711	17%
Farmland and Agricultural Production	453	3%	427	3%
Residential 1-4 Family	1,191	8%	1,440	9%
Commercial Real Estate	7,710	54%	7,909	50%
Commercial	3,598	25%	3,183	20%
Consumer and other	292	2%	150	1%
Total	$14,383	100%	$15,820	100%

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
There were approximately $8.5 million of nonperforming loans at June 30, 2014 which were down from $23.2 million at December 31, 2013. While there were credits downgraded during the six months ended June 30, 2014, loan sales of approximately $8.3 million which took place during March and June of 2014 helped to reduce the balance from December 31, 2013. In addition, the decrease was the result of current year charge-offs and paydowns.
Impaired loans were $16.5 million and $28.6 million at June 30, 2014 and December 31, 2013, respectively. Included in impaired loans at June 30, 2014 were $2.7 million in loans with valuation allowances totaling $416,000, and $13.8 million in loans without a valuation allowance. Included in impaired loans at December 31, 2013 were $9.9 million in loans with valuation allowances totaling $2.4 million, and $18.7 million in loans without a valuation allowance.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing:

	June 30, 2014	December 31, 2013	June 30, 2013
Non-accrual loans	$8,025	$22,843	$26,370
Accruing loans delinquent 90 days or more	461	351	59
Non-performing loans	8,486	23,194	26,429
Troubled debt restructures accruing interest	2,522	3,167	12,453

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of June 30, 2014 and December 31, 2013 were approximately $6.7 million and $3.8 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under U.S. GAAP.
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
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government sponsored enterprises	$21,638	$21,736	$22,185	$22,277
Residential collateralized mortgage obligations	40,497	40,489	23,444	23,237
Residential mortgage backed securities	28,864	29,514	27,924	28,006
Corporate securities	18,882	19,070	29,013	29,092
State and political subdivisions	55,088	55,896	38,217	38,704
Total securities available for sale	$164,969	$166,705	$140,783	$141,316
Available for sale securities increased $25.4 million to $166.7 million at June 30, 2014 from $141.3 million at December 31, 2013, as the Company continued to invest excess cash during the first quarter of 2014.
Securities with a fair value of $44.0 million and $41.0 million were pledged as collateral on public funds, securities sold under agreements or for other purposes as required or permitted by law as of June 30, 2014 and December 31, 2013, respectively.
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

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$125,233	16.40%	$111,955	15.43%
NOW and money market accounts	260,404	34.09%	240,537	33.17%
Savings	26,590	3.48%	24,399	3.36%
Time deposit certificates, $100,000 or more	223,138	29.23%	223,436	30.80%
Other time deposit certificates	128,267	16.80%	125,074	17.24%
Total	$763,632	100.00%	$725,401	100.00%

Total deposits increased $38.2 million to $763.6 million at June 30, 2014, from $725.4 million at December 31, 2013. The increase was primarily related to the increase in noninterest bearing demand deposits which helped to improve the Company’s core deposits and lower the Company’s overall cost of funds. Increases in NOW and money market accounts can be attributed to a customer selling their business and depositing approximately $15.0 million into these types of accounts during the second quarter of 2014.

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	June 30, 2014	December 31, 2013
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$26,483	$23,993
Outstanding at end of period	30,320	24,896
Maximum month-end outstanding	30,320	32,431
Rate:
Weighted average interest rate during the year	0.10%	0.14%
Weighted average interest rate at end of the period	0.10%	0.11%

Federal Home Loan Bank borrowings:
Balance:
Average daily outstanding	$1,111	$330
Outstanding at end of period	—	—
Maximum month-end outstanding	—	—
Rate:
Weighted average interest rate during the year	0.13%	0.15%
Weighted average interest rate at end of the period	—%	—%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies. As of June 30, 2014, the Bank was unable to pay dividends due to having an accumulated deficit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of June 30, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process. Moreover, the U.S. federal banking authorities’ approval of the Basel III Rules will affect the Company’s and the Bank’s capital requirements. See Note 12 to our Unaudited Consolidated Financial Statements for more information.
The Company and the Bank’s capital amounts and ratios as of the dates noted are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital (to risk-weighted assets)
Consolidated	$104,828	14.44%	$58,078	8.00%	N/A	N/A
First Community Financial Bank	103,192	13.92%	59,317	8.00%	$74,146	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	76,359	10.52%	29,039	4.00%	N/A	N/A
First Community Financial Bank	93,902	12.66%	29,658	4.00%	44,488	6.00%
Tier I capital (to average assets)
Consolidated	76,359	8.79%	34,737	4.00%	N/A	N/A
First Community Financial Bank	93,902	10.80%	34,780	4.00%	43,475	5.00%
December 31, 2013
Total capital (to risk-weighted assets)
Consolidated	$103,635	13.55%	$61,177	8.00%	N/A	N/A
First Community Financial Bank	100,758	12.93%	62,357	8.00%	$77,947	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	74,688	9.77%	30,588	4.00%	N/A	N/A
First Community Financial Bank	91,116	11.69%	31,179	4.00%	46,768	6.00%
Tier I capital (to average assets)
Consolidated	74,688	8.87%	33,680	4.00%	N/A	N/A
First Community Financial Bank	91,116	10.81%	33,707	4.00%	42,133	5.00%

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
Our off-balance sheet arrangements and contractual obligations are summarized in the table that follows for the periods noted.

	June 30, 2014	December 31, 2013
Commitments to extend credit	$114,573	$116,572
Standby letters of credit	9,390	17,497
Performance letters of credit	161	—
	$124,124	$134,069

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
The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There were no uncertain tax positions as of June 30, 2014 and December 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

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

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

Date: August 13, 2014	/s/ Roy C. Thygesen
Roy C. Thygesen
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2014	/s/ Glen L. Stiteley
Glen L. Stiteley
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and June 30, 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.