Form 10-Q
period 2014-09-30
First Community Financial Partners, Inc.
filed 2014-11-13
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were outstanding 16,552,063 shares of the Registrant’s common stock as of November 10, 2014.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-Q

September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
	September 30, 2014	December 31, 2013
Assets	(in thousands, except share data)(September 30, 2014 data is unaudited)
Cash and due from banks	$11,445	$10,815
Interest-bearing deposits in banks	27,290	29,292
Securities available for sale	155,727	141,316
Non-marketable equity securities	1,367	967
Loans held for sale	—	2,619
Loans, net of allowance for loan losses of $13,871 in 2014; $15,820 in 2013	675,273	636,311
Premises and equipment, net	19,635	16,380
Foreclosed assets	3,489	4,416
Cash surrender value of life insurance	4,291	4,513
Deferred tax asset, net	15,246	16,781
Accrued interest receivable and other assets	4,128	4,166
Total assets	$917,891	$867,576

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$140,252	$111,955
Interest bearing	617,863	613,446
Total deposits	758,115	725,401
Other borrowed funds	40,506	25,563
Subordinated debt	19,326	19,305
Accrued interest payable and other liabilities	3,963	5,720
Total liabilities	821,910	775,989

Commitments and Contingencies (Note 9 to Unaudited Consolidated Financial Statements)

First Community Financial Partners, Inc. Shareholders’ Equity
Preferred stock, Series A, non-cumulative convertible, $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2014 and at December 31, 2013	—	—
Preferred stock, Series B, 5% cumulative perpetual, $1.00 par value; 22,000 shares authorized; 5,176 shares issued and outstanding at September 30, 2014 and at December 31, 2013	5,176	5,176
Preferred stock, Series C, 9% cumulative perpetual, $1.00 par value; 1,100 shares authorized; 1,100 issued and outstanding at September 30, 2014 and at December 31, 2013	1,057	892
Common stock, $1.00 par value; 60,000,000 shares authorized; 16,552,063 issued and outstanding at September 30, 2014 and 16,333,582 issued and outstanding at December 31, 2013	16,552	16,334
Additional paid-in capital	81,234	81,241
Accumulated deficit	(8,832)	(12,381)
Accumulated other comprehensive income	794	325
Total shareholders' equity	95,981	91,587
Total liabilities and shareholders' equity	$917,891	$867,576

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income:	(in thousands, except share data)(unaudited)
Loans, including fees	$7,988	$8,041	$23,738	$24,528
Securities	848	536	2,261	1,405
Federal funds sold and other	23	32	62	166
Total interest income	8,859	8,609	26,061	26,099
Interest expense:
Deposits	1,130	1,179	3,400	3,790
Federal funds purchased and other borrowed funds	16	20	50	60
Subordinated debt	432	315	1,295	757
Total interest expense	1,578	1,514	4,745	4,607
Net interest income	7,281	7,095	21,316	21,492
Provision for loan losses	—	1,216	2,667	3,916
Net interest income after provision for loan losses	7,281	5,879	18,649	17,576
Noninterest income:
Service charges on deposit accounts	210	133	492	310
Gain on sale of loans	—	—	32	265
Gain on sale of securities	407	—	446	—
Gain on foreclosed assets, net	—	—	19	—
Mortgage fee income	196	63	336	277
Other	153	110	1,106	363
	966	306	2,431	1,215
Noninterest expenses:
Salaries and employee benefits	2,812	2,709	8,452	7,897
Occupancy and equipment expense	543	560	1,607	1,654
Data processing	238	219	715	746
Professional fees	345	521	1,044	1,145
Advertising and business development	223	61	563	422
Losses on sale and writedowns of foreclosed assets, net	78	—	447	196
Foreclosed assets, net of rental income	55	57	190	199
Other expense	794	952	2,144	3,141
	5,088	5,079	15,162	15,400
Income before income taxes	3,159	1,106	5,918	3,391
Income taxes	1,149	(14,102)	1,936	(14,068)
Income before non-controlling interest	2,010	15,208	3,982	17,459
Net income attributable to non-controlling interest	—	—	—	54
Net income attributable to First Community Financial Partners	2,010	15,208	3,982	17,405
Dividends and accretion on preferred shares	(145)	(236)	(433)	(788)
Gain on redemption of preferred shares	—	1,988	—	4,933
Net income applicable to common shareholders	$1,865	$16,960	$3,549	$21,550

Common share data
Basic earnings per common share	$0.11	$1.05	$0.22	$1.42
Diluted earnings per common share	0.11	1.04	0.21	1.41

Weighted average common shares outstanding for basic earnings per common share	16,549,096	16,198,676	16,499,342	15,143,166
Weighted average common shares outstanding for diluted earnings per common share	16,770,189	16,319,291	16,719,545	15,251,841

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)(unaudited)
Net income	$2,010	$15,208	$3,982	$17,405

Unrealized holding gains (losses) on investment securities	(440)	(60)	765	(1,214)
Reclassification adjustments for gains included in net income	(407)	—	(446)	—
Tax effect of realized and unrealized gains and losses on investment securities	581	24	150	471
Other comprehensive income (loss), net of tax	(266)	(36)	469	(743)

Comprehensive income	$1,744	$15,172	$4,451	$16,662

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2014 and 2013

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total

	(in thousands, except share data) (unaudited)
Balance, December 31, 2012	$—	$22,000	$672	$12,175	$70,113	$(33,019)	$1,198	$—	$14,792	$87,931
Net income	—	—	—	—	—	17,405	—	—	54	17,459
Repurchase of preferred shares	—	(16,824)	—	—	—	4,933	—	—	—	(11,891)
Repurchase of common shares	—	—	—	—	—	—	—	(60)	—	(60)
Sale of common shares	—	—	—	—	—	—	—	60	—	60
Other comprehensive loss, net of tax	—	—	—	—	—	—	(743)	—	—	(743)
Issuance of 4,000,537 shares of common stock and repurchase of minority interest	—	—	—	4,001	10,190	—	148	—	(14,846)	(507)
Issuance of 250,000 warrants	—	—	—	—	277	—	—	—	—	277
Discount accretion on preferred shares	—	—	165	—	—	(165)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(623)	—	—	—	(623)
Issuance of 45,475 shares of common stock for restricted stock awards and amortization	—	—	—	45	72	—	—	—	—	117
Stock based compensation expense	—	—	—	—	640	—	—	—	—	640
Balance, September 30, 2013	—	5,176	837	16,221	81,292	(11,469)	603	—	—	92,660

Balance, December 31, 2013	—	5,176	892	16,334	81,241	(12,381)	325	—	—	91,587
Net income	—	—	—	—	—	3,982	—	—	—	3,982
Other comprehensive income, net of tax	—	—	—	—	—	—	469	—	—	469
Discount accretion on preferred shares	—	—	165	—	—	(165)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(268)	—	—	—	(268)
Issuance of 218,481 shares of common stock for restricted stock awards and amortization	—	—	—	218	(269)		—	—	—	(51)
Stock based compensation expense	—	—	—	—	262	—	—	—	—	262
Balance, September 30, 2014	$—	$5,176	$1,057	$16,552	$81,234	$(8,832)	$794	$—	$—	$95,981

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Nine months ended September 30,
	2014	2013
	(in thousands)(unaudited)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$3,982	$17,405
Net income attributable to non-controlling interest	—	54
Net income before non-controlling interest	3,982	17,459
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	483	455
Provision for loan losses	2,667	3,916
(Gain) loss on sale of foreclosed assets, net	11	139
Writedown of foreclosed assets	417	57
Net accretion of deferred loan fees	(80)	(97)
Warrant accretion	21	15
Depreciation and amortization of premises and equipment	796	879
Realized gains on sales of available for sale securities, net	(446)	—
Decrease (increase) in cash surrender value of life insurance	222	(110)
Deferred income taxes	1,236	(14,564)
Proceeds from sale of loans	8,897	7,396
Gain on sale of loans	(32)	(265)
Decrease in accrued interest receivable and other assets	38	1,235
Increase (decrease) in accrued interest payable and other liabilities	(1,808)	(790)
Restricted stock compensation expense	262	743
Stock option compensation expense	—	5
Net cash provided by operating activities	16,666	16,473
Cash Flows From Investing Activities
Net change in interest bearing deposits in banks	2,002	124,593
Activity in available for sale securities:
Purchases	(74,479)	(50,954)
Maturities, prepayments and calls	20,995	15,102
Sales	39,804	—
Purchases of non-marketable equity securities	(400)	—
Net decrease in loans held for sale	2,619	—
Net (increase) in loans	(50,510)	(39,754)
Purchases of premises and equipment	(4,051)	(475)
Proceeds from sale of foreclosed assets	595	1,043
Net cash (used in) provided by investing activities	(63,425)	49,555
Cash Flows From Financing Activities
Net increase (decrease) in deposits	32,714	(82,332)
Net increase in other borrowings	14,943	12,964
Proceeds from issuance of subordinated debt	—	15,500
Cash paid on cancellation of restricted shares	—	(497)
Dividends paid on preferred shares	(268)	(623)
Repayment of preferred shares	—	(11,891)
Cash received for sale of treasury stock	—	60
Net cash provided by (used in) financing activities	47,389	(66,819)
Net change in cash and due from banks	630	(791)
Cash and due from banks:
Beginning	10,815	14,933
Ending	$11,445	$14,142

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,207	$4,836
Cash payments for income taxes	—	131
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	96	2,025
Transfer of loans to held for sale	—	2,118
Issuance of warrants	—	277
Acquisition of treasury stock in partial settlement of loans	—	60

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Basis of Presentation

These are the unaudited consolidated financial statements of First Community Financial Partners, Inc. (the “Company” or “First Community”), and its subsidiaries, including its wholly owned bank subsidiary, First Community Financial Bank (the “Bank”), based in Plainfield, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Undistributed earnings allocated to common shareholders	$2,010	$15,208	$3,982	$17,405
Preferred stock dividends and discount accretion	(145)	(236)	(433)	(788)
Redemption of preferred shares	—	1,988	$—	$4,933
Net income allocated to common shareholders	$1,865	$16,960	$3,549	$21,550

Weighted average shares outstanding for basic earnings per common share	16,549,096	16,198,676	16,499,342	15,143,166
Dilutive effect of stock-based compensation	221,093	120,615	220,203	108,675
Weighted average shares outstanding for diluted earnings per common share	16,770,189	16,319,291	16,719,545	15,251,841

Basic earnings per common share	$0.11	$1.05	$0.22	$1.42
Diluted earnings per common share	0.11	1.04	0.21	1.41

Note 3.	Securities Available for Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows (in thousands):

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government federal agency	$9,855	$—	63	$9,792
Government sponsored enterprises	20,543	77	19	20,601
Residential collateralized mortgage obligations	41,556	143	144	41,555
Residential mortgage backed securities	23,573	302	94	23,781
State and political subdivisions	58,899	1,145	46	59,998
	$154,426	$1,667	$366	$155,727
December 31, 2013
Government sponsored enterprises	$22,185	$122	$30	$22,277
Residential collateralized mortgage obligations	23,444	123	330	23,237
Residential mortgage backed securities	27,924	169	87	28,006
Corporate securities	29,013	155	76	29,092
State and political subdivisions	38,217	665	178	38,704
	$140,783	$1,234	$701	$141,316

Securities with a fair value of $49.9 million and $41.0 million were pledged as collateral on public funds, securities sold under agreements to repurchase or for other purposes as required or permitted by law as of September 30, 2014 and December 31, 2013, respectively.

The amortized cost and fair value of debt securities available for sale as of September 30, 2014, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$12,513	$12,570
Over 1 year through 5 years	41,314	41,792
Over 5 years through 10 years	28,805	29,041
Over 10 years	6,665	6,988
Residential collateralized mortgage obligations and mortgage backed securities	65,129	65,336
	$154,426	$155,727

Gains on the on the sales of securities were $446,000 and $0 during the nine months ended September 30, 2014 and 2013, respectively.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believed were other-than-temporarily impaired, at September 30, 2014 and December 31, 2013.

The unrealized losses in the portfolio at September 30, 2014 resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to sell and does not believe it will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 4.	Loans

A summary of the balances of loans follows (in thousands):

	September 30, 2014	December 31, 2013
Construction and Land Development	$15,898	$20,745
Farmland and Agricultural Production	9,393	8,505
Residential 1-4 Family	100,716	86,770
Commercial Real Estate	377,952	366,689
Commercial	176,627	159,427
Consumer and other	8,846	10,315
	689,432	652,451
Net deferred loan fees	(288)	(320)
Allowance for loan losses	(13,871)	(15,820)
	$675,273	$636,311

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$15,622	$276	$—	—	$15,898	$—	$15,898
Farmland and Agricultural Production	9,393	—	—	—	9,393	—	9,393
Residential 1-4 Family	100,270	—	—	—	100,270	446	100,716
Commercial Real Estate
Multifamily	23,877	—	180	—	24,057	—	24,057
Retail	85,071	—	—	—	85,071	—	85,071
Office	46,009	—	—	—	46,009	—	46,009
Industrial and Warehouse	64,865	—	—	—	64,865	19	64,884
Health Care	33,335	—	—	—	33,335	—	33,335
Other	118,335	283	13	—	118,631	5,965	124,596
Commercial	173,709	—	294	—	174,003	2,624	176,627
Consumer and other	8,828	3	4	—	8,835	11	8,846
Total	$679,314	$562	$491	—	$680,367	$9,065	$689,432

December 31, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$16,309	$—	$—	$—	$16,309	$4,436	$20,745
Farmland and Agricultural Production	8,505	—	—	—	8,505	—	8,505
Residential 1-4 Family	85,965	67	57	—	86,089	681	86,770
Commercial Real Estate
Multifamily	21,342	—	—	—	21,342	597	21,939
Retail	86,896	—	—	—	86,896	7,358	94,254
Office	35,659	—	—	—	35,659	436	36,095
Industrial and Warehouse	63,825	—	—	351	64,176	—	64,176
Health Care	34,771	—	—	—	34,771	—	34,771
Other	109,305	1,685	—	—	110,990	4,464	115,454
Commercial	154,586	—	—	—	154,586	4,841	159,427
Consumer and other	10,273	11	1	—	10,285	30	10,315
Total	$627,436	$1,763	$58	$351	$629,608	$22,843	$652,451

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. Therefore, there was no balance to report at September 30, 2014 and December 31, 2013.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$11,602	$4,296	$—	$—	$15,898
Farmland and Agricultural Production	9,393	—	—	—	9,393
Commercial Real Estate
Multifamily	24,057	—	—	—	24,057
Retail	79,656	5,415	—	—	85,071
Office	46,009	—	—	—	46,009
Industrial and Warehouse	62,625	802	—	1,457	64,884
Health Care	33,335	—	—	—	33,335
Other	112,726	3,062	6,047	2,761	124,596
Commercial	167,250	5,525	2,859	993	176,627
Total	$546,653	$19,100	$8,906	$5,211	$579,870

September 30, 2014	Performing	Non-performing	Total
Residential 1-4 Family	$100,270	$446	$100,716
Consumer and other	8,835	11	8,846
Total	$109,105	$457	$109,562

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$10,213	$6,008	$4,524	—	$20,745
Farmland and Agricultural Production	8,505	—	—	—	8,505
Commercial Real Estate
Multifamily	20,629	713	597	—	21,939
Retail	71,489	15,407	4,768	2,590	94,254
Office	35,115	544	436	—	36,095
Industrial and Warehouse	63,531	645	—	—	64,176
Health Care	34,771	—	—	—	34,771
Other	105,896	2,228	3,681	3,649	115,454
Commercial	148,224	5,899	3,175	2,129	159,427
Total	$498,373	$31,444	$17,181	8,368	$555,366

December 31, 2013	Performing	Non-performing	Total
Residential 1-4 Family	$86,089	$681	$86,770
Consumer and other	10,285	30	10,315
Total	$96,374	$711	$97,085

Non-performing loans include those on non-accrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended September 30, 2014 and 2013 (in thousands):

September 30, 2014	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$1,139	$453	$1,191	$7,710	$3,598	$292	$14,383
Provision for loan losses	(281)	(11)	110	(818)	994	6	—
Loans charged-off	—	—	(134)	—	(517)	(8)	(659)
Recoveries of loans previously charged-off	18	—	8	9	112	—	147
Ending balance	$876	$442	$1,175	$6,901	$4,187	$290	$13,871

September 30, 2013
Allowance for loan losses:
Beginning balance	$2,729	$379	$2,024	$11,842	$3,529	$131	$20,634
Provision for loan losses	(511)	59	(232)	875	1,003	22	1,216
Loans charged-off	(7)	—	(142)	(1,414)	(742)	(11)	(2,316)
Recoveries of loans previously charged-off	548	—	9	71	41	—	669
Ending balance	$2,759	$438	$1,659	$11,374	$3,831	$142	$20,203

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the nine months ended September 30, 2014 and 2013 (in thousands):

September 30, 2014	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$2,711	$427	$1,440	$7,909	$3,183	$150	$15,820
Provision for loan losses	(705)	15	(136)	970	2,364	159	2,667
Loans charged-off	(1,186)	—	(155)	(2,812)	(1,583)	(25)	(5,761)
Recoveries of loans previously charged-off	56	—	26	834	223	6	1,145
Ending balance	$876	$442	$1,175	$6,901	$4,187	$290	$13,871

September 30, 2013
Allowance for loan losses:
Beginning balance	$4,755	$472	$2,562	$11,864	$3,075	$150	$22,878
Provision for loan losses	(2,128)	(34)	(408)	2,095	3,803	588	3,916
Loans charged-off	(1,295)	—	(553)	(2,811)	(3,218)	(604)	(8,481)
Recoveries of loans previously charged-off	1,427	—	58	226	171	8	1,890
Ending balance	$2,759	$438	$1,659	$11,374	$3,831	$142	$20,203

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Commercial Real Estate	Commercial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$35	$240	$439	$—	$714
Collectively evaluated for impairment	876	442	1,140	6,661	3,748	290	13,157
Ending balance	$876	$442	$1,175	$6,901	$4,187	$290	$13,871
Loans:
Individually evaluated for impairment	$—	$—	$2,328	$9,875	$5,249	$11	$17,463
Collectively evaluated for impairment	15,898	9,393	98,388	368,077	171,378	8,835	671,969
Ending balance	$15,898	$9,393	$100,716	$377,952	$176,627	$8,846	$689,432

December 31, 2013
Period-ended amount allocated to:
Individually evaluated for impairment	$1,185	—	$45	$1,190	$—	$—	$2,420
Collectively evaluated for impairment	1,526	427	1,395	6,719	3,183	150	13,400
Ending balance	$2,711	$427	$1,440	$7,909	$3,183	$150	$15,820
Loans:
Individually evaluated for impairment	$4,436	—	$1,362	$17,960	$4,841	$30	$28,629
Collectively evaluated for impairment	16,309	8,505	85,408	348,729	154,586	10,285	623,822
Ending balance	$20,745	$8,505	$86,770	$366,689	$159,427	$10,315	$652,451

The following tables present additional detail of impaired loans, segregated by class, as of and for the three and nine months ended September 30, 2014 and year ended December 31, 2013 (dollars in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

September 30, 2014
				Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	1,737	1,657	—	1,650	16	1,236	47
Commercial Real Estate
Multifamily	—	—	—	—	—	149	—
Retail	—	—	—	473	—	884	—
Office	—	—	—	—	—	847	—
Industrial and Warehouse	1,993	1,456	—	1,677	—	1,460	—
Health Care	—	—	—	—		—	—
Other	9,613	6,622	—	5,842	19	5,990	56
Commercial	4,889	4,313	—	4,288	47	4,301	142
Consumer and other	20	11	—	9	—	15	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—	1,109	—
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	671	671	35	677	8	676	24
Commercial Real Estate
Multifamily	—	—	—	298	—	149	—
Retail	—	—	—	2,384	—	2,384	—
Office	—	—	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—	—	—
Health Care	—	—	—	—	—	—	—
Other	1,797	1,797	240	1,810	19	1,354	56
Commercial	936	936	439	185	—	327	—
Consumer and other	—	—	—	—	—	—	—
Total	$21,656	$17,463	$714	$19,293	$109	$20,881	$325

December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$865
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,129	681	—	3,529	—
Commercial Real Estate
Multifamily	597	597	—	122	—
Retail	4,108	2,590	—	880	—
Office	3,055	3,055	—	3,168	—
Industrial and Warehouse	2,486	2,486	—	2,505	93
Health Care	—	—	—	—
Other	7,497	4,464	—	7,987	—
Commercial	9,441	4,841	—	8,765	—
Consumer and other	187	30	—	125	—
With an allowance recorded:
Construction and Land Development	4,436	4,436	1,185	—	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	681	681	45	1,458	8
Commercial Real Estate
Multifamily	—	—	—	—	—
Retail	5,980	4,768	1,190	—	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	2,516	—
Commercial	—	—	—	2,324	—
Consumer and other	—	—	—	—	—
Total	$39,597	$28,629	$2,420	$34,244	$101

There were no troubled debt restructurings added during the three months ended September 30, 2014 and 2013. The following tables present troubled debt restructurings added during the nine months ended September 30, 2014 and 2013 (in thousands, except number of contracts):

Nine months ended September 30, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs and Specific Reserves
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	1	41	41	—
Commercial Real Estate
Multifamily	—	—	—	—
Retail	1	931	1,041	—
Office	—	—	—	—
Industrial and Warehouse	—	—	—	—
Health Care	—	—	—	—
Other	1	1,815	1,815	265
Commercial	1	413	544	—
Consumer and other	—	—	—	—
	4	$3,200	$3,441	$265
Nine months ended September 30, 2013
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	1	211	211	70
Commercial Real Estate				—
Multifamily	—	—	—	—
Retail	—	—	—	—
Office	—	—	—	—
Industrial and Warehouse	1	2,567	2,567	—
Health Care	—	—	—	—
Other	—	—	—	—
Commercial	—	—	—	—
Consumer and other	—	—	—	—
	2	2,778	2,778	70

During the nine months ended September 30, 2014, there were $3.2 million in troubled debt restructurings added, of which $3.16 million were the result of the payment of real estate taxes and $41,000 was the result of a payment concession. During the nine months ended September 30, 2013, there were $2.8 million in troubled debt restructurings added, of which all were the result of the reductions in payment amount to interest only.

Troubled debt restructurings that were accruing were $2.5 million and $3.2 million, respectively, as of September 30, 2014 and December 31, 2013. Troubled debt restructurings that were non-accruing were $2.8 million and $5.1 million, respectively, as of September 30, 2014 and December 31, 2013. Of the troubled debt restructurings entered into during the past twelve months, one commercial real estate loan of approximately $1.9 million subsequently defaulted during the nine months ended September 30, 2014. Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on nonaccrual status.

The following presents a rollfoward activity of troubled debt restructurings (in thousands except number of loans):

	Nine months ended
	September 30, 2014
	Recorded Investment	Number of Loans
Balance, beginning	$8,274	11
Additions to troubled debt restructurings	3,200	4
Removal of troubled debt restructurings	—	—
Charge-off related to troubled debt restructurings	(780)	—
Transfers to other real estate owned	—	—
Repayments and other reductions	(5,355)	(6)
Balance, ending	$5,339	9

Restructured loans are evaluated for impairment at each reporting date as part of the Company’s determination of the allowance for loan losses.

Note 5.	Deposits

The composition of interest-bearing deposits is as follows (in thousands):

	September 30, 2014	December 31, 2013
NOW and money market accounts	$265,420	$240,537
Savings	27,546	24,399
Time deposit certificates, $100,000 or more	204,593	223,436
Other time deposit certificates	120,304	125,074
	$617,863	$613,446

At September 30, 2014 and December 31, 2013, brokered deposits amounted to $25.4 million and $4.8 million, respectively, which are included in NOW and money market accounts and other time deposit certificates.

Note 6.	Other Borrowed Funds

The composition of other borrowed funds is as follows (in thousands):

	September 30, 2014	December 31, 2013
Securities sold under agreements to repurchase	$34,985	$24,896
Federal Home Loan Bank Advances
Matures October 22, 2014, 0.14%	5,000	—
Mortgage note payable	521	667
	$40,506	$25,563

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

At September 30, 2014, future principal payments are as follows (in thousands):

2014	$51
2015	210
2016	222
2017	38
$521

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, commercial real estate loans, first mortgage loans, and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago (“FHLB”).  The Bank had $279.4 million and $74.2 million of loans pledged as collateral for FHLB advances as of September 30, 2014 and December 31, 2013, respectively.  This increase was the result of pledging commercial real estate loans to the FHLB in the current year. There were $5.0 million and $0 in advances outstanding at September 30, 2014 and December 31, 2013, respectively.

The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $99.2 million and $87.1 million of loans pledged as collateral under these agreements as of September 30, 2014 and December 31, 2013, respectively. There were no borrowings outstanding at September 30, 2014 and December 31, 2013.

Note 7.	Income Taxes

Income tax expense recognized is as follows (in thousands):

	Nine months ended September 30,
	2014	2013
Current	$700	$496
Deferred	1,236	1,035
Change in valuation allowance	—	(15,599)
	$1,936	$(14,068)

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	Nine months ended September 30,
	2014	2013
Federal income tax at statutory rate	$2,072	$1,187
Increase (decrease) due to:
Valuation allowance	—	(15,599)
State income tax, net of federal benefit	371	213
Benefit of income taxed at lower rate	59	(34)
Tax exempt income	(242)	(161)
Cash surrender value of life insurance	(175)	(37)
Other	(149)	363
	$1,936	$(14,068)
Deferred tax assets and liabilities consist of (in thousands):

	September 30, 2014	December 31, 2013
Deferred tax assets:
Allowance for loan losses	$4,768	$5,390
Merger expenses	159	168
Organization expenses	269	291
Net operating losses	9,285	10,315
Contribution carryforward	36	33
Non-qualified stock options	860	860
Restricted stock	—	92
Foreclosed assets	350	393
Tax Credits	353	291
Other	186	—
	16,266	17,833
Deferred tax liabilities:
Depreciation	(340)	(362)
Unrealized gains on securities available for sale	(507)	(208)
Other	(173)	(482)
	(1,020)	(1,052)
Net deferred tax asset	$15,246	$16,781

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

The Company had a federal net operating loss carryforward of $22.7 million and $25.2 million, which could be used to offset future regular corporate federal income tax as of September 30, 2014 and December 31, 2013, respectively. This net operating loss carryforward expires between the December 31, 2030 and December 31, 2033 fiscal tax years. The Company had an Illinois net operating loss carryforward of $20.1 million and $27.7 million that could be used to offset future regular corporate state income tax as of September 30, 2014 and December 31, 2013, respectively. These Illinois net operating loss carryforwards will expire between the December 31, 2025 and December 31, 2028, fiscal tax years.

Note 8.	Stock Compensation Plans

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

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	September 30, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,091,204	$7.00	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
Forfeited	(600)	8.38

Outstanding at end of period	1,090,604	$7.00	$—

Exercisable at end of period	1,090,604	$7.00	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on September 30, 2014. There was no intrinsic value of the stock options outstanding at September 30, 2014 and December 31, 2013. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized no compensation expense related to the stock options for the nine months ended September 30, 2014. At September 30, 2014, there was no further compensation expense to be recognized related to outstanding stock options.

In June 2014, the Board of Directors approved the extension in the expiration period of 370,376 of the options granted for an additional 5 year period. This adjustment is reflected in the contractual terms of the options outstanding below. Information pertaining to options outstanding at September 30, 2014 is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable
$5.00	364,376	4.8	364,376
$5.53	6,000	5.6	6,000
$6.25	30,600	5.2	30,600
$6.38	10,000	1.6	10,000
$7.50	434,400	2.8	434,400
$8.00	4,000	5.0	4,000
$9.25	241,228	3.6	241,228
	1,090,604		1,090,604

There were no options vested during the three and nine months ended September 30, 2014.

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

The Company recognized compensation expense of $262,000 and $754,000, respectively, for the nine months ended September 30, 2014 and 2013, related to the 2008 and 2013 Equity Incentive Plans, which included $385,000 in expense related to the canceled FCB Plainfield awards in 2013. Total unrecognized compensation expense related to restricted stock grants was $98,000 as of September 30, 2014.

The following is a summary of nonvested restricted stock units:

	September 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	538,261	$3.43
Granted	21,750	2.61
Vested	(230,911)	3.28
Canceled	—	—
Forfeited	(1,291)	3.70
Nonvested shares, end of period	327,809	$3.04

Note 9.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	September 30, 2014	December 31, 2013
Commitments to extend credit	$125,400	$116,572
Standby letters of credit	8,141	17,497
Performance letters of credit	542	—
	$134,083	$134,069

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Company would be entitled to seek recovery from the customer. At September 30, 2014 and December 31, 2013, there was $0 and $220,000, respectively, recorded as liabilities for the Company’s potential obligations under these guarantees.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 10.	Capital and Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of September 30, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

The Company’s and the Banks’ capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital (to risk-weighted assets)
Consolidated	$107,171	14.64%	$58,564	8.00%	N/A	N/A
First Community Financial Bank	106,627	14.29%	59,698	8.00%	$74,622	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	79,439	10.85%	29,282	4.00%	N/A	N/A
First Community Financial Bank	97,292	13.04%	29,849	4.00%	44,773	6.00%
Tier I capital (to average assets)
Consolidated	79,439	8.81%	36,076	4.00%	N/A	N/A
First Community Financial Bank	97,292	10.78%	36,118	4.00%	45,147	5.00%
December 31, 2013
Total capital (to risk-weighted assets)
Consolidated	$103,635	13.55%	$61,177	8.00%	N/A	N/A
First Community Financial Bank	100,758	12.93%	62,357	8.00%	$77,947	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	74,688	9.77%	30,588	4.00%	N/A	N/A
First Community Financial Bank	91,116	11.69%	31,179	4.00%	46,768	6.00%
Tier I capital (to average assets)
Consolidated	74,688	8.87%	33,680	4.00%	N/A	N/A
First Community Financial Bank	91,116	10.81%	33,707	4.00%	42,133	5.00%

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new common equity tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital.  A number of instruments that now generally qualify as Tier 1 capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management has evaluated the effect the Basel III Rules will have on the Company's and the Bank's capital positions and is prepared for the changes.

Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits, after first deducting their losses (including any accumulated deficit) and provision for loan losses. The payment of dividends by any bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Moreover, the FDIC prohibits the payment of any dividends by a bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the FDIC places restrictions on dividend payments during the first seven years of a new bank’s operations, after which time allowing cash dividends to be paid only from net operating income and does not permit dividends to be paid until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. For the nine months ended September 30, 2014 and the year ended December 31, 2013, the Bank was unable to pay common share dividends due to having an accumulated deficit.

Note 11.	Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

September 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
U.S. government federal agency	$9,792	$—	$9,792	$—
Government sponsored enterprises	20,601	—	20,601	—
Residential collateralized mortgage obligations	41,555	—	41,555	—
Residential mortgage backed securities	23,781	—	23,781	—
Corporate securities	—	—	—	—
State and political subdivisions	59,998	—	58,501	1,497
Derivative financial instruments	304	—	304	—
Financial Liabilities
Derivative financial instruments	304	—	304	—

December 31, 2013
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$22,277	$—	$22,277	$—
Residential collateralized mortgage obligations	23,237	—	23,237	—
Residential mortgage backed securities	28,006	—	28,006	—
Corporate securities	29,092	—	29,092	—
State and political subdivisions	38,704	—	35,985	2,719
Derivative financial instruments	324	—	324	—
Financial Liabilities
Derivative financial instruments	324	—	324	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2014. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2013	$2,719
Total gains or losses (realized/unrealized) included in other comprehensive income	23
Included in earnings	—
Purchases	—
Paydowns and maturities	(1,245)
Transfers in and/or out of Level 3	—
Ending balance, September 30, 2014	$1,497

Beginning balance, December 31, 2012	$4,282
Total gains or losses (realized/unrealized) included in other comprehensive income	33
Included in earnings	—
Purchases	(1,579)
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, September 30, 2013	$2,736

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

September 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans	$16,749	—	—	$16,749
Foreclosed assets	3,489	—	—	3,489

December 31, 2013
Financial Assets
Impaired loans	$26,209	—	—	$26,209
Loans held for sale	2,619	—	—	2,619
Foreclosed assets	4,416	—	—	4,416

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
Impaired loans	$16,749	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Loans held for sale	—	Secondary market pricing	Selling costs	10% to 25%
Foreclosed assets	3,489	Appraisal of Collateral	Selling costs	10.00%

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

As of September 30, 2014 and December 31, 2013, approximately $10.7 million or 61% and $13.2 million, or 46%, of impaired loans were evaluated for impairment using appraisals performed within twelve months of these dates, respectively.

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures of its other financial instruments:

Cash and due from banks: The carrying amounts reported in the consolidated balance sheets for cash and due from banks and approximate their fair values.

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

The estimated fair values of the Company’s financial instruments are as follows as of September 30, 2014 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$11,445	$11,445	$11,445	$—	$—
Interest-bearing deposits in banks	27,290	27,290	27,290	—	—
Securities available for sale	155,727	155,727	—	154,230	1,497
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Loans, net	675,273	672,795	—	—	672,795
Accrued interest receivable	2,199	2,199	2,199	—	—
Derivative financial instruments	304	304	—	304	—
Financial liabilities:
Non-interest bearing deposits	140,252	140,252	140,252	—	—
Interest-bearing deposits	617,863	611,538	292,966	—	318,572
Other borrowed funds	40,506	40,506	40,506	—	—
Subordinated debt	19,326	19,114	—	—	19,114
Accrued interest payable	646	646	646	—	—
Derivative financial instruments	304	304	—	304	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2013 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$10,815	$10,815	$10,815	$—	$—
Interest-bearing deposits in banks	29,292	29,292	29,292	—	—
Securities available for sale	141,316	141,316	—	138,597	2,719
Nonmarketable equity securities	967	967	—	—	967
Loans held for sale	2,619	2,619	—	—	2,619
Loans, net	636,311	639,068	—	—	639,068
Accrued interest receivable	2,058	2,058	2,058	—	—
Derivative financial instruments	324	324	—	324	—
Financial liabilities:
Non-interest bearing deposits	111,955	111,955	111,955	—	—
Interest-bearing deposits	613,446	605,857	264,936	—	340,921
Other borrowed funds	25,563	25,563	25,563	—	—
Subordinated debt	19,305	19,076	—	—	19,076
Accrued interest payable	1,108	1,108	1,108	—	—
Derivative financial instruments	324	324	—	324	—

Note 12.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of September 30, 2014 and December 31, 2013, there were $3.4 million and $3.5 million, respectively, outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $304,000 and $324,000 as of September 30, 2014 and December 31, 2013, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income the gross amount of the adjustments to the income statement were $37,000 and $46,000 during the three months ended September 30, 2014 and September 30, 2013, respectively.

Note 13.	Preferred Stock

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
Dividends on the Series B Preferred Stock are paid quarterly at an annual rate of 5% until February 15, 2015, at which time the annual rate will increase to 9%. The book value of the Series C Preferred Stock was $1,057,000 at September 30, 2014 and dividends are paid quarterly at an annual rate of 9%. The Series C Preferred Stock may not be redeemed until all Series B Preferred Stock has been redeemed, repurchased or otherwise acquired by the Company.  All redemptions are subject to the approval of the Company’s federal banking regulatory agency.

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

Note 14.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. On October 31, 2014, First Community closed a private placement offering resulting in the issuance of 7.0% Subordinated Notes (the “Notes”) in the aggregate principal amount of $9.8 million. The Notes were issued in denominations of $10,000 and integral multiples thereof to certain accredited investors.

The Notes mature on the eighth anniversary of their issuance and bear interest payable on March 31 and September 30 of each year, at an annual interest rate of 7.0%, with the first such payment to be due on March 31, 2015. Beginning on the fifth anniversary of the issuance date of the Notes (or an earlier date if the Notes cease to be deemed Tier 2 capital or the Company receives an opinion of counsel that there exists a material risk that interest payable by the Company is not, or will not be, deductible by the Company), the Company may, at its option, redeem the Notes at a redemption price equal to the principal amount outstanding plus accrued but unpaid interest. The Notes are intended to qualify as Tier 2 capital for regulatory purposes.

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

Third Quarter 2014 Highlights

•	Loans increased $37.0 million from $652.1 million at December 31, 2013 to $689.1 million at September 30, 2014.

•	Noninterest bearing deposit accounts increased $28.3 million from $112.0 million at December 31, 2013 to $140.3 million at September 30, 2014.

•	Pre-tax pre-provision income was $3.2 million for the quarter ended September 30, 2014 compared to $2.3 million for the same quarter in 2013.

•	Book value per common share increased 3.44% from $5.24 at December 31, 2013 to $5.42 at September 30, 2014, and increased $.10 per common share since June 30, 2014.

•	Nonperforming assets decreased to 1.37% of total assets at September 30, 2014 compared to 3.18% at December 31, 2013.

Third Quarter 2014 Financial Performance

Balance sheet

•	Noninterest bearing deposit accounts increased $28.3 million from $112.0 million at December 31, 2013 to $140.3 million at September 30, 2014.

•
Commercial loans increased $9.7 million in the third quarter of 2014 and increased $11.3 million from December 31, 2013, allowing First Community to reduce its concentration of commercial real estate loans.

•
Noninterest bearing deposit accounts increased $15.0 million in the third quarter of 2014 and $28.3 million from year-end, and money market accounts increased $2.1 million in the third quarter of 2014 and $23.3 million since year-end. This growth has reduced First Community's overall reliance on time deposits for funding its balance sheet. Time deposits decreased $26.5 million in the third quarter of 2014 and $23.6 million year over year.

•	First Community's ratio of tangible common shareholders' equity to tangible assets was 9.78% at September 30, 2014, compared to 9.55% at June 30, 2014, and 9.86% at December 31, 2013.
Revenues

•
Net interest income was $7.3 million for the third quarter of 2014 compared to $7.3 million for the second quarter of 2014, an increase of $21,000. Net interest income increased $186,000 from $7.1 million for the quarter ended September 30, 2013

◦
Interest income on loans was $8.0 million in the third quarter of 2014, compared to $8.1 million in the second quarter of 2014, and $8.0 million for the quarter ended September 30, 2013. Loans originated in the past year have been at lower yields due to current market conditions. In addition, balances on lower yielding commercial lines of credit have increased as the Bank continues to diversify away from commercial real estate loans.

◦
Interest income on securities was $848,000 for the third quarter of 2014 compared to $737,000 for the second quarter of 2014 and $536,000 for the quarter ended September 30, 2013. The increase in interest income on securities related to growth in the portfolio, which was up $12.6 million year over year; in addition, the change in investment strategy has led to increases in overall yield.

◦
Interest expense on deposits was $1.1 million for the third quarter of 2014, compared to $1.1 million for the second quarter of 2014 and $1.2 million for the quarter ended September 30, 2013. The shift in deposit mix from time deposits to noninterest bearing deposit accounts and money market accounts has helped to bring down the overall cost of funds and maintain overall deposit interest expense.

◦
Interest on subordinated debt increased $117,000 to $432,000 for the quarters ended September 30, 2014 and June 30, 2014, compared to $315,000 for the quarter ended September 30, 2013 as a result of the subordinated debt issued on September 30, 2013.

•	Noninterest income was $966,000 for the third quarter of 2014, compared to $845,000 for the second quarter of 2014 and $306,000 for the third quarter 2013.

◦
Service charges on deposit accounts increased $58,000 in the third quarter of 2014 compared to the second quarter of 2014, and increased $77,000 from the third quarter of 2013. Increases in noninterest bearing deposits and money market accounts has lead to greater fee income in addition to higher levels of overdraft fees over prior periods.

◦
Gains on sale of securities increased $369,000 in the third quarter of 2014 compared to $38,000 in the second quarter of 2014 and $0 in the third quarter 2013. The increase in gains on sales of securities was the result of changes in investment strategy resulting in increased sales of securities.

◦
Mortgage fee income increased $113,000 in the third quarter of 2014 compared to the second quarter of 2014 and increased $133,000 from the third quarter of 2013. Mortgage lending staff was added in the third quarter 2013.

◦
Other noninterest income was down $391,000 over the second quarter of 2014 and $43,000 over the third quarter of 2013. Included in other noninterest income for the second quarter of 2014 was $483,000 of income related to proceeds received from a bank owned life insurance policy.

•	Noninterest expense was $5.1 million for the third quarter of 2014 compared to $5.4 million for the second quarter of 2014 and $5.1 million for the third quarter of 2013.

◦
Salaries and benefits expense increased $27,000, or 0.97%, from the second quarter of 2014 and increased $103,000 from the third quarter of 2013. The increase from the third quarter of 2013 was due to additions to mortgage lending staff and the additions of two market presidents.

◦
Occupancy expense decreased $34,000 in the third quarter of 2014 compared to the second quarter of 2014, and was down $17,000 from the third quarter of 2013, due to the purchase of our previously leased Channahon branch building in the second quarter of 2014.

◦
Professional fees decreased $27,000 from the second quarter to the third quarter of 2014 and $176,000 from the third quarter of 2013. As nonperforming assets have declined, there has been a decrease in legal fees. In addition, cost savings continue as a result of the charter consolidation in 2013.

◦
Losses and write downs on foreclosed assets account for the biggest portion of other noninterest expense and were down $291,000 over the second quarter of 2014 and up $78,000 from the third quarter of 2013. The write downs on foreclosed assets were due to updated appraisals, and more write downs were taken in the second quarter 2014 based on timing of the appraisals. There were no writedowns on foreclosed assets taken in the third quarter of 2013.

Continued Aggressive Cleanup of Loan Portfolio

•	Nonperforming assets declined by $15.0 million from $27.6 million at December 31, 2013 and increased $140,000 from June 30, 2014, to $12.6 million at September 30, 2014.

◦	Nonperforming loans decreased $14.1 million or 60.92% since December 31, 2013. Nonperforming loans increased by $579,000 in the third quarter of 2014, due to the addition of one relationship.

◦
Provision for loan losses expense decreased from $667,000 for the quarter ended June 30, 2014 and $1.2 million for the quarter ended September 30, 2013 to $0 for the quarter ended September 30, 2014. The results reflect the substantial improvement in the credit quality of the loan portfolio since September 30, 2013, and overall improvement in the three year loss horizon, which is the starting point in the allowance for loan loss calculation, and in turn, loan loss provisions.

◦	Net charge-offs were $512,000 for the quarter ended September 30, 2014, compared to $2.6 million for the quarter ended June 30, 2014 and $1.6 million for the quarter ended September 30, 2013.

◦
The allowance for loan losses represents 2.01% of total loans and 153.02% of nonperforming loans at September 30, 2014. The ratio of allowance for loan losses to nonperforming loans improved over the last nine months from 68.21% at December 31, 2013.

First Community Financial Partners, Inc.
Selected Quarterly Financial Data

	2014			2013
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Selected Operating Data	(dollars in thousands, except per share data)(unaudited)
Interest income	$8,859	$8,842	$8,356	$8,800	$8,609
Interest expense	1,578	1,582	1,584	1,601	1,514
Net interest income	7,281	7,260	6,772	7,199	7,095
Provision for loan losses	—	667	1,999	4,086	1,216
Net interest income after provision for loan losses	7,281	6,593	4,773	3,113	5,879
Noninterest income	966	845	621	424	306
Noninterest expense	5,088	5,411	4,657	4,853	5,079
Income (loss) before income taxes	3,159	2,027	737	(1,316)	1,106
Income tax expense (benefit)	1,149	557	231	(572)	(14,102)
Net income (loss)	2,010	1,470	506	(744)	15,208
Dividends and accretion on preferred shares	(145)	(144)	(145)	(177)	(236)
Redemption of preferred shares	—	—	—	—	1,988
Net income (loss) applicable to common shareholders	$1,865	$1,326	$361	$(921)	$16,960

Per Share Data
Basic earnings (loss) per common share	$0.11	$0.08	$0.02	$(0.06)	$1.05
Diluted earnings (loss) per common share	$0.11	$0.08	$0.02	$(0.06)	$1.03
Book value per common share	$5.42	$5.32	$5.22	$5.24	$5.34
Weighted average common shares - basic	16,549,096	16,548,399	16,398,348	16,231,167	16,198,676
Weighted average common shares - diluted	16,770,189	16,740,390	16,642,021	16,231,167	16,403,793
Common shares outstanding-end of period	16,552,063	16,548,563	16,548,313	16,333,582	16,221,413

Performance Ratios
Annualized return on average assets	0.81%	0.60%	0.17%	(0.42)%	8.05%
Annualized return on average common equity	7.81%	5.66%	1.67%	(3.40)%	71.68%
Net interest margin	3.34%	3.45%	3.29%	3.52%	3.47%
Interest rate spread	3.14%	3.26%	3.10%	3.32%	3.26%
Efficiency ratio (1)	61.70%	66.76%	62.99%	63.66%	68.63%
Average interest-earning assets to average interest-bearing liabilities	127.65%	124.87%	125.03%	125.67%	128.05%
Average loans to average deposits	88.19%	89.68%	90.95%	92.97%	92.29%

Footnotes:
(1) We calculate our efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income.

First Community Financial Partners, Inc.
Summary of Selected Period-End Financial Data

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Selected Balance Sheet Data	(dollars in thousands)(unaudited)
Total assets	$917,891	$922,128	$870,058	$867,576	$852,409
Total securities (1)	157,094	168,072	149,902	142,283	144,111
Loans	689,144	664,390	661,898	652,131	659,040
Allowance for loan losses	(13,871)	(14,383)	(16,351)	(15,820)	(20,203)
Net loans	675,273	650,007	645,547	636,311	638,837
Total deposits	758,115	763,632	729,426	725,401	698,330
Subordinated debt	19,326	19,319	19,312	19,305	19,298
Other borrowed funds	40,506	30,890	25,798	25,563	38,659
Shareholders’ equity (2)	95,981	94,266	92,534	91,587	92,660

Asset Quality
Nonperforming loans(3)	9,065	8,486	15,264	23,194	20,303
Nonperforming assets(4)	12,554	12,414	19,465	27,610	24,517
Nonperforming loans (3) to total loans	1.32%	1.28%	2.31%	3.56%	3.08%
Nonperforming assets(4) to total assets	1.37%	1.35%	2.24%	3.18%	2.88%
Allowance for loan losses to nonperforming loans	153.02%	169.49%	107.12%	68.21%	99.51%
Allowance for loan losses to total loans	2.01%	2.16%	2.47%	2.43%	3.07%

Capital Ratios
Tangible common equity to tangible assets(5)	9.78%	9.55%	9.93%	9.86%	10.16%
Average equity to average total assets	10.37%	10.54%	10.66%	10.85%	9.91%
Tier 1 leverage	8.81%	8.79%	8.76%	8.87%	9.22%
Tier 1 risk-based capital	10.85%	10.52%	9.61%	9.77%	10.48%
Total risk-based capital	14.64%	14.44%	13.37%	13.55%	14.41%

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
(5) Tangible common equity to tangible assets is total shareholders' equity less preferred stock divided by total assets

First Community Financial Partners, Inc.
Reconciliation of Non-GAAP Selected Quarterly Financial Data

	2014			2013
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Selected Operating Data	(dollars in thousands)(unaudited)
Net interest income	$7,281	$7,260	$6,772	$7,199	$7,095
Noninterest income	966	845	621	424	306
Noninterest expense	5,088	5,411	4,657	4,853	5,079
Adjusted pre-tax pre-provision income	$3,159	$2,694	$2,736	$2,770	$2,322

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
The following tables reflects the components of net interest income for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014			2013
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$677,117	$7,988	4.72%	$652,304	$8,041	4.93%
Investment securities (2)	167,232	848	2.03%	127,273	536	1.68%
Interest bearing deposits with other banks	26,649	23	0.35%	37,800	32	0.34%
Total earning assets	$870,998	$8,859	4.07%	$817,377	$8,609	4.21%

Other assets	50,107			25,735
Total assets	$921,105			$843,112

Liabilities
NOW accounts	$72,433	$25	0.14%	$72,149	$33	0.18%
Money market accounts	192,293	130	0.27%	139,914	101	0.29%
Savings accounts	26,852	10	0.15%	24,109	10	0.17%
Time deposits	338,716	965	1.14%	358,127	1,035	1.16%
Total interest bearing deposits	630,294	1,130	0.72%	594,299	1,179	0.79%
Securities sold under agreements to repurchase	31,599	8	0.10%	29,435	9	0.12%
Mortgage payable	549	8	5.83%	734	11	5.99%
FHLB Borrowings	545	—	—%	—	—	—%
Subordinated debentures	19,322	432	8.94%	13,854	315	9.09%
Total interest bearing liabilities	682,309	1,578	0.93%	638,322	1,514	0.95%
Non-interest bearing deposits	137,459			112,515
Other liabilities	5,826			8,724
Total liabilities	$825,594			$759,561

Total shareholders' equity	$95,511			$83,551

Total liabilities and equity	$921,105			$843,112

Net interest income		$7,281			$7,095

Interest rate spread			3.14%			3.26%

Net interest margin			3.34%			3.47%

Footnotes:
(1) Average loans include nonperforming loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

Net interest income was $7.3 million for the three months ended September 30, 2014, an increase of $186,000, or 2.6%, from $7.1 million for the three months ended September 30, 2013. The net interest margin was 3.34% for this period in 2014 and 3.47% for the same period in 2013. The net interest income and margin decrease was primarily due to changes in loans. Loans booked in the past year have been at lower yields due to current competitive market conditions. In addition, balances on lower yielding commercial lines of credit have increased as the Bank continues to diversify away from commercial real estate loans.

	Nine months ended September 30,
	2014			2013
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$667,682	$23,738	4.74%	$645,277	$24,528	5.07%
Investment securities (2)	154,847	2,261	1.95%	115,390	1,405	1.62%
Federal funds sold	—	—	—%	5,665	12	0.28%
Interest-bearing deposits with other banks	23,125	62	0.36%	67,701	154	0.30%
Total Earning Assets	$845,654	$26,061	4.11%	$834,033	$26,099	4.17%

Other assets	47,309			28,450
Total assets	$892,963			$862,483

Liabilities
NOW accounts	$73,828	$83	0.15%	$72,370	$121	0.22%
Money market accounts	178,740	369	0.28%	148,455	351	0.32%
Savings accounts	26,264	30	0.15%	24,856	37	0.20%
Time deposits	343,954	2,918	1.13%	373,522	3,281	1.17%
Total interest bearing deposits	622,786	3,400	0.73%	619,203	3,790	0.82%
Securities sold under agreements to repurchase	28,207	23	0.11%	26,858	24	0.12%
FHLB borrowings	920	—	—%	—	—	—%
Mortgage payable	597	27	6.03%	781	36	6.15%
Subordinated debentures	19,315	1,295	8.94%	11,331	757	8.91%
Total interest bearing liabilities	671,825	4,745	0.94%	658,173	4,607	0.93%
Noninterest bearing deposits	122,634			113,403
Other liabilities	4,571			6,059
Total liabilities	$799,030			$777,635

Total shareholders' equity	$93,933			$84,848

Total liabilities and equity	$892,963			$862,483

Net interest income		$21,316			$21,492

Interest rate spread			3.17%			3.24%

Net interest margin			3.36%			3.44%

Footnotes:
(1) Average loans include nonperforming loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

Net interest income was $21.3 million for the nine months ended September 30, 2014, a decrease of $176,000, or 0.82%, from $21.5 million for the nine months ended September 30, 2013. The net interest margin was 3.36% for this period in 2014 and 3.44% for the same period in 2013. The decrease in net interest income was the result of declines in our loan yields and increases in subordinated debt interest expense. These decreases were somewhat offset by decreases in our overall cost of funds as a result of lower interest rates on deposits, in addition to increases in yields on investment securities as a result of the growth in the securities portfolio over the past year.
Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the periods noted (dollars in thousands):

	Three months ended September 30,
	2014 Compared to 2013
	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$305	$(345)	$(13)	$(53)
Investment securities	166	111	35	312
Federal funds sold	—	—	—	—
Interest bearing deposits with other banks	(10)	1	—	(9)
Total interest income	461	(233)	22	250

Interest expense
NOW accounts	$—	$(8)	$—	$(8)
Money market accounts	39	(7)	(3)	29
Savings accounts	1	(1)	—	—
Time deposits	(53)	(18)	1	(70)
Securities sold under agreements to repurchase	(1)	—	—	(1)
FHLB advances	—	—	—	—
Mortgage payable	(3)	—	—	(3)
Subordinated debentures	124	(5)	(2)	117
Total interest expense	$107	$(39)	$(4)	$64

Change in net interest income	$354	$(194)	$26	$186

	Nine months ended September 30,
	2014 Compared to 2013
	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$850	$(1,585)	$(55)	$(790)
Investment securities	474	285	97	856
Federal funds sold	(12)	(12)	12	(12)
Interest bearing deposits with other banks	(102)	30	(20)	(92)
Total interest income	1,210	(1,282)	34	(38)

Interest expense
NOW accounts	$2	$(39)	$(1)	$(38)
Money market accounts	71	(44)	(9)	18
Savings accounts	2	(8)	(1)	(7)
Time deposits	(260)	(112)	9	(363)
Securities sold under agreements to repurchase	1	(2)	—	(1)
Mortgage payable	(8)	(1)	—	(9)
Subordinated debentures	533	3	2	538
Total interest expense	$341	$(203)	$—	$138

Change in net interest income	$869	$(1,079)	$34	$(176)

Provision for Loan Losses
The provision for loan losses was $0 for the three months ended September 30, 2014, compared to $1.2 million for the same period in 2013. Net charge-offs decreased to $512,000 for the three months ended September 30, 2014 compared to $1.6 million for the same period in 2013. Nonperforming loans decreased 60.92% from $23.2 million at December 31, 2013 to $9.1 million at September 30, 2014. In addition, nonperforming loans decreased 60.78%, or $14.1 million, from $23.2 million at December 31, 2013 to $9.1 million at September 30, 2014. These decreases were related to loan sales, charge-offs and paydowns on nonperforming loans.

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2014 increased from the same periods in 2013. Service charges on deposit accounts were up in the current year, primarily due to overdraft fees charged as the result of increases in current year overdraft balances. Service charge income increased period over period also as a result of increased demand deposits. There were no loan sales during the third quarter of 2014 and 2013. Sales in the first quarter of 2014 and in the first two quarters of 2013 related primarily to SBA loans. The Company’s residential mortgage operation, which started in late 2011, increased volumes significantly during the past three years; the third quarter of 2014 showed higher volumes than prior quarters and in turn higher mortgage fee income. In addition, there was an increase in other noninterest income, which was primarily due to recognition of income in the first quarter of 2014 from an earnest deposit of approximately $288,000 for a loan sale that did not occur. Further, there was $483,000 in income related to proceeds received from a bank owned life insurance policy.

The following table sets forth the components of noninterest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Service charges on deposit accounts	$210	$133	$492	$310
Gain on sale of loans	—	—	32	265
Gain on foreclosed assets, net	—	—	19	—
Gain on sale of securities	407	—	446	—
Mortgage fee income	196	63	336	277
Other	153	110	1,106	363
Total noninterest income	$966	$306	$2,431	$1,215

Noninterest Expense

Noninterest expense increased slightly for the nine months ended September 30, 2014 compared to the same period in 2013. Salaries and employee benefits increased for the nine months ended September 30, 2014 compared to the same period in 2013 as a result of salary adjustments. In addition, during the first quarter 2013, there was no incentive compensation accrual, as the Company’s incentive plan was still in development after the consolidation of the Banks in the first quarter of 2013. During the third quarter of 2013, First Community added three staff members to its residential mortgage loan operation, increasing salary and benefits expense. The decrease in noninterest expense from the prior year in other areas is a result of the cost savings due to consolidation of the Banks, including lower costs related to data processing and professional fees. We continue to see improvements in asset quality, and in turn, decreases in the costs related to our problem assets. During the first quarter of 2014, we reversed the accrual for a contingent liability of approximately $210,000, which is included in other expense. During the third quarter of 2014 writedowns were taken on foreclosed assets as a result of updated appraisals received during the quarter. Decreases in other expenses were also noted due to the reductions in FDIC insurance as a result of the decrease in total assets of the Bank and the lifting of the Bank’s Memoranda of Understanding during the third quarter of 2013. During 2014, advertising and business development expenses have increased as we have placed a larger emphasis on these types of activities.

The following table sets forth the components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Salaries and employee benefits	$2,812	$2,709	8,452	7,897
Occupancy and equipment expense	543	560	1,607	1,654
Data processing	238	219	715	746
Professional fees	345	521	1,044	1,145
Advertising and business development	223	61	563	422
Losses on sale and writedowns of foreclosed assets, net	78	—	447	196
Foreclosed assets, net of rental income	55	57	190	199
Other expense	794	952	2,144	3,141
Total noninterest expense	$5,088	$5,079	$15,162	$15,400
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
The Company evaluates the need for a deferred tax asset valuation allowance on an ongoing basis, considering both positive and negative evidence. As of September 30, 2013, positive evidence included eight consecutive quarters of income, continued improvement in asset quality ratios, termination of our Memoranda of Understanding with our banking regulators, completion of our consolidation in March 2013 and the prospect that other key drivers of profitability would continue in the future. Negative evidence included no available taxes paid in open carryback years, no significant tax planning opportunties to accelerate taxable income and that 2013 would be the first year of taxable income since 2007. Based on the Company’s assessment of all available evidence, management determined that it was more-likely-than-not that the deferred tax asset would be realized. Therefore, at September 30, 2013, the Company released its $15.6 million valuation allowance against the net deferred tax assets resulting in a credit to income tax expense.

The Company realized income tax expense of $1.1 million and $1.9 million for three and nine months ended September 30, 2014, respectively compared with $(14.1) million and $(14.1) million of income tax expense for the three and nine months ended September 30, 2013. The increase in income taxes for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was a result of the new tax structure and the release of the deferred tax valuation allowance during the third quarter of 2013. Management now expects normalized income tax expense for the remainder of 2014 and beyond.

Financial Condition
Our assets totaled $917.9 million and $867.6 million at September 30, 2014 and December 31, 2013, respectively. Total loans at September 30, 2014 and December 31, 2013 were $689.1 million and $652.1 million, respectively. Total deposits were $758.1 million and $725.4 million at September 30, 2014 and December 31, 2013, respectively. The increase in noninterest bearing deposits from $112.0 million at December 31, 2013 to $140.3 million at September 30, 2014, an increase of 25.27%, was a result of efforts to grow our core deposits. Interest-bearing deposits also grew during 2014 as a result of the competitive rates offered in the current year. Borrowed funds, consisting of securities sold under agreements to repurchase and a mortgage note payable, totaled $40.5 million and $25.6 million at September 30, 2014 and December 31, 2013, respectively. The increase in other borrowed funds during the nine months ended September 30, 2014 related to increases in securities sold under agreements to repurchase, as clients increased their balances in these accounts.
Total shareholders’ equity was $96.0 million and $91.6 million at September 30, 2014 and December 31, 2013, respectively. The overall increase was a result of the net income for the nine months ended September 30, 2014, along with the changes in other comprehensive income during the third quarter related to the market value of the investment portfolio.
Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	September 30, 2014		December 31, 2013		September 30, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$15,898	2%	$20,745	3%	$21,694	3%
Farmland and Agricultural Production	9,393	1%	8,505	1%	8,656	1%
Residential 1-4 Family	100,716	14%	86,770	13%	80,208	12%
Commercial Real Estate	377,952	56%	366,689	56%	383,320	58%
Commercial	176,627	25%	159,427	24%	155,116	24%
Consumer and other	8,846	2%	10,315	2%	10,362	2%
Total Loans	$689,432	100%	$652,451	100%	$659,356	100%
Total loans increased by $37.0 million during the nine months ended September 30, 2014 as a result of new loan originations. New loans originated during the nine months ended September 30, 2014 were primarily in the commercial real estate, commercial, and residential 1-4 family categories.
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

At September 30, 2014 and December 31, 2013, the allowance for loan losses was $13.9 million and $15.8 million, respectively, with a resulting allowance to total loans ratio of 2.01% and 2.43%, respectively. Over the past year, we have seen a reduction in the allowance to total loan percentage from 3.07% at September 30, 2013, and 2.43% at December 31, 2013, to 2.01% at September 30, 2014. This decrease was the result of the reduction in nonperforming assets and an improving loss history which is the starting point for the Company’s allowance for loan loss calculation. In addition, the allowance for loan losses to nonperforming assets has increased from 99.51% at September 30, 2013, and 68.21% at December 31, 2013, to 153.02% at September 30, 2014.

Net charge-offs for the three months ended September 30, 2014 amounted to $512,000, compared to $1.6 million for the same period in 2013. In addition, net charge-offs for the nine months ended September 30, 2014 were $4.6 million, compared to $6.6 million for the same period in 2013. Overall decreases in charge-offs have been seen over the past year as a result of the continued improvement in asset quality.

Charge-offs and recoveries for each major loan category are shown in the table below:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at beginning of period	$14,383	$20,634	$15,820	$22,878
Charge-offs:
Construction and Land Development	—	7	1,186	1,295
Residential 1-4 Family	134	142	155	553
Commercial Real Estate	—	1,414	2,812	2,811
Commercial	517	742	1,583	3,218
Consumer and other	8	11	25	604
Total charge-offs	$659	$2,316	$5,761	$8,481
Recoveries:
Construction and Land Development	18	548	56	1,427
Residential 1-4 Family	8	9	26	58
Commercial Real Estate	9	71	834	226
Commercial	112	41	223	171
Consumer and other	—	—	6	8
Total recoveries	$147	$669	$1,145	$1,890
Net charge-offs	512	1,647	4,616	6,591
Provision for loan losses	—	1,216	2,667	3,916
Allowance for loan losses at end of period	$13,871	$20,203	$13,871	$20,203
Selected loan quality ratios:
Net charge-offs to average loans	0.31%	1.01%	1.42%	1.36%
Allowance to total loans	2.01%	3.07%	2.01%	3.07%
Allowance to nonperforming loans	153.02%	99.51%	153.02%	99.51%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	September 30, 2014		December 31, 2013
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans

Construction and Land Development	$876	6%	$2,711	17%
Farmland and Agricultural Production	442	3%	427	3%
Residential 1-4 Family	1,175	9%	1,440	9%
Commercial Real Estate	6,901	50%	7,909	50%
Commercial	4,187	30%	3,183	20%
Consumer and other	290	2%	150	1%
Total	$13,871	100%	$15,820	100%

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
There were approximately $9.1 million of nonperforming loans at September 30, 2014 which were down from $23.2 million at December 31, 2013. While there were loans downgraded during the nine months ended September 30, 2014, loan sales of approximately $8.3 million that took place during March and June of 2014 helped to reduce the balance of impaired loans from December 31, 2013. In addition, the decrease was the result of current year charge-offs and paydowns.
Impaired loans were $17.5 million and $28.6 million at September 30, 2014 and December 31, 2013, respectively. Included in impaired loans at September 30, 2014 were $3.4 million in loans with valuation allowances totaling $714,000, and $14.1 million in loans without a valuation allowance. Included in impaired loans at December 31, 2013 were $9.9 million in loans with valuation allowances totaling $2.4 million, and $18.7 million in loans without a valuation allowance.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing:

	September 30, 2014	December 31, 2013	September 30, 2013
Non-accrual loans	$9,065	$22,843	$20,253
Accruing loans delinquent 90 days or more	—	351	50
Non-performing loans	9,065	23,194	20,303
Troubled debt restructures accruing interest	2,509	3,167	9,259

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of September 30, 2014 and December 31, 2013 were approximately $6.7 million and $3.8 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under U.S. GAAP.
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
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government federal agency	$9,855	$9,792	$—	$—
Government sponsored enterprises	20,543	20,601	22,185	22,277
Residential collateralized mortgage obligations	41,556	41,555	23,444	23,237
Residential mortgage backed securities	23,573	23,781	27,924	28,006
Corporate securities	—	—	29,013	29,092
State and political subdivisions	58,899	59,998	38,217	38,704
Total securities available for sale	$154,426	$155,727	$140,783	$141,316
Available for sale securities increased $14.4 million to $155.7 million at September 30, 2014 from $141.3 million at December 31, 2013, as the Company continued to invest its excess cash in investment securities during 2014.
Securities with a fair value of $49.9 million and $41.0 million were pledged as collateral on public funds, securities sold under agreements or for other purposes as required or permitted by law as of September 30, 2014 and December 31, 2013, respectively.
Deposits

Deposits, which include noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits, are the primary source of the Company’s funds. The Company offers a variety of products designed to attract and retain customers, with a primary focus on building and expanding relationships. The Company continues to focus on establishing comprehensive relationships with business borrowers, seeking deposit as well as lending relationships.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$140,252	18.50%	$111,955	15.43%
NOW and money market accounts	265,420	35.00%	240,537	33.17%
Savings	27,546	3.63%	24,399	3.36%
Time deposit certificates, $100,000 or more	204,593	27.00%	223,436	30.80%
Other time deposit certificates	120,304	15.87%	125,074	17.24%
Total	$758,115	100.00%	$725,401	100.00%

Total deposits increased $32.7 million to $758.1 million at September 30, 2014, from $725.4 million at December 31, 2013. The increase was primarily related to the increase in noninterest bearing demand deposits which helped to improve the Company’s core deposits and lower the Company’s overall cost of funds. Increases in NOW and money market accounts can be attributed to a customer selling its business and depositing approximately $15.0 million into these types of accounts during the second quarter of 2014.

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	September 30, 2014	December 31, 2013
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$28,207	$23,993
Outstanding at end of period	34,985	24,896
Maximum month-end outstanding	34,985	32,431
Rate:
Weighted average interest rate during the year	0.10%	0.14%
Weighted average interest rate at end of the period	0.10%	0.11%

Federal Home Loan Bank borrowings:
Balance:
Average daily outstanding	$920	$330
Outstanding at end of period	5,000	—
Maximum month-end outstanding	5,000	—
Rate:
Weighted average interest rate during the year	0.14%	0.15%
Weighted average interest rate at end of the period	—%	—%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies. As of September 30, 2014, the Bank was unable to pay dividends due to having an accumulated deficit of $(8.8) million at September 30, 2014 compared to $(12.4) million at December 31, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of September 30, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process. Moreover, the U.S. federal banking authorities’ approval of the Basel III Rules will affect the Company’s and the Bank’s capital requirements. See Note 10 to our Unaudited Consolidated Financial Statements for more information.

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
The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There were no uncertain tax positions as of September 30, 2014 and December 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report, were effective.

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

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

Date: November 13, 2014	/s/ Roy C. Thygesen
Roy C. Thygesen
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	/s/ Glen L. Stiteley
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and September 30, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.