Form 10-K
period 2014-12-31
First Community Financial Partners, Inc.
filed 2015-03-13
CIK 1469134

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $48,559,900 as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates,” and the Registrant is not bound by this determination for any other purpose.

There were issued and outstanding 16,970,721 shares of the Registrant’s common stock as of March 2, 2015.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-K

December 31, 2014

PART I

Item 1. Business

First Community

First Community Financial Partners, Inc. (“First Community” or the “Company”) was formed as a bank holding company in 2006 to focus on organizing de novo banks. First Community is headquartered in Joliet, Illinois. First Community has one banking subsidiary, First Community Financial Bank (the “Bank”). The Bank is the result of the consolidation of our four legacy banking subsidiaries and affiliates (the “Consolidation”), which is discussed in more detail below.

As of December 31, 2014 on a consolidated basis, First Community had total assets of $924.1 million, total deposits of $769.4 million and total stockholders’ equity of $92.1 million. For the Company’s complete financial information as of December 31, 2014 and 2013 and for each of the years then ended, see Item 8. Financial Statements and Supplementary Data.
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
Lending Activities
The Bank’s loan portfolio consists primarily of non-residential real estate loans (owner occupied commercial real estate and investor commercial real estate, multi-family, construction and land development loans), which represented 59.38% of the total loan portfolio of $689.4 million at December 31, 2014. At December 31, 2014, $24.4 million, or 3.54% of the total loan portfolio, consisted of multi-family mortgage loans; $354.0 million, or 51.35% of the total loan portfolio, consisted of other commercial real estate loans; $171.5 million, or 24.87% of the total loan portfolio, consisted of commercial loans; $18.7 million, or 2.71%, of the total loan portfolio, consisted of construction and land loans; and $100.8 million, or 14.62% of the total loan portfolio, consisted of one-to-four family residential mortgage loans, including home equity loans and lines of credit. In addition, the Bank had farm and agricultural loans totaling $9.4 million, or 1.36%, and consumer and other loans totaling $10.7 million, or 1.55%, of the total portfolio as of December 31, 2014.
Deposit Activities
The Bank’s deposit accounts consist principally of savings accounts, NOW accounts, checking accounts, money market accounts, certificates of deposit, and IRAs and other qualified plan accounts. The Bank also provides commercial checking accounts and related services such as cash management, as well as provide low-cost checking account services.
At December 31, 2014, the Bank’s deposits totaled $769.4 million; interest bearing deposits totaled $611.1 million; non-interest bearing demand deposits totaled $158.3 million; savings, money market and NOW account deposits totaled $300.2 million; and certificates of deposit totaled $165.4 million.
Competition
First Community and the Bank face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from Internet-based financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.
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

On August 27, 2012, First Community entered into definitive merger agreements that resulted in the merger of our four legacy banking subsidiaries and affiliates into the Bank, an Illinois chartered banking institution that is wholly owned by First Community. Specifically, the Consolidation consisted of the following mergers: (1) the merger of Interim First Community Bank of Plainfield, an interim Illinois state banking organized for the purpose of carrying out the Consolidation, with and into FCB Plainfield, which resulted in FCB Plainfield becoming a wholly owned subsidiary of First Community, (2) the merger of FCB Homer Glen with and into FCB Joliet, which resulted in the independent banking business of FCB Homer Glen ceasing and its business becoming part of FCB Joliet’s banking business, (3) the merger of Burr Ridge with and into FCB Joliet, which resulted in the independent banking business of Burr Ridge ceasing and its business becoming part of FCB Joliet’s banking business and (4) immediately following the consummation of the three mergers described above, the merger of FCB Joliet with and into FCB Plainfield, both of which were wholly owned by First Community at such time, which resulted in FCB Plainfield becoming the sole surviving bank following the Consolidation and wholly owned by First Community. Upon the closing of the Consolidation, FCB Plainfield was named “First Community Financial Bank”.
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
Employees
At December 31, 2014, First Community and the Bank had 101 full-time employees and seven part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

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

SUPERVISION AND REGULATION
General
Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of First Community may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on the business of First Community. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of First Community and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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
Financial Regulatory Reform
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (i) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (ii) imposed strict rules on mortgage servicing, and (iii) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards;

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
Numerous provisions of the Dodd-Frank Act were required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but are not yet final. Although the reforms primarily targeted systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Our management will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on our results of operations and financial condition.
The Increasing Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place previously.
First Community and Bank Required Capital Levels. Historically, bank holding companies have had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that are considered to be Tier 1 Capital for insured depository institutions.
The minimum capital standards effective for the year ended December 31, 2014 were:

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

For these purposes, “Tier 1 Capital” consisted primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). “Total Capital” consisted primarily of Tier 1 Capital plus “Tier 2 Capital,” which included other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan and lease losses. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations were balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% were applied.
The capital standards described above are minimum requirements and were increased beginning January 1, 2015 under Basel III, as discussed below. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Under the capital regulations of the FDIC and Federal Reserve, in order to be “well‑capitalized,” a banking organization, for the year ended December 31, 2014, must have maintained:

•	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,

•	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and

•	A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The FDIC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions would be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.
Higher capital levels could also be required if warranted by the particular circumstances or risk profile of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
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
As of December 31, 2014: (i) the Bank was not subject to a directive from its regulatory agencies to increase its capital and (ii) the Bank was “well-capitalized,” as defined by FDIC regulations. As of December 31, 2014, First Community had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.
The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.
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
U.S. Implementation of Basel III. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements previously, which were in the form of guidelines, Basel III was released in the form of regulations by each of the federal regulatory agencies. The Basel III Rule is applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies.
The Basel III Rule not only increased most of the required minimum capital ratios as of January 1, 2015, but it introduced the concept of “Common Equity Tier 1 Capital,” which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments. The Basel III Rule also established more stringent criteria for instruments to be considered “Additional Tier 1 Capital” (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital were permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which formerly qualified as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will instead qualify as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
As of January 1, 2015, the Basel III Rule requires:

•	A new minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.5%;

•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1Capital to total assets equal to 4% in all circumstances.

The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements and adding the Common Equity Tier 1 Capital ratio. In order to be “well-capitalized” under the new regime, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.
As discussed above, most of the capital requirements are based on a ratio of specific types of capital to “risk-weighted assets.” Not only did Basel III change the components and requirements of capital, but, for nearly every class of financial assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banking institutions will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages.
Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the previous treatment, which neutralized such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like First Community and the Bank to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. We expect to make this election to avoid variations in the level of our capital depending on fluctuations in the fair value of our securities portfolio.
Banking institutions (except for large, internationally active financial institutions) became subject to the Basel III Rule on January 1, 2015, and both First Community and the Bank are currently in compliance with the new required ratios. There are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.
First Community
General. As the sole shareholder of the Bank, we are a bank holding company. As a bank holding company, we are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, we are legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding First Community and the Bank as the Federal Reserve may require.
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
The BHCA generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.
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
Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, we are subject to the Illinois Business Corporation Act, as amended, which prohibits us from paying a dividend if, after giving effect to the dividend: (i) First Community would be insolvent; (ii) the net assets of First Community would be less than zero; or (iii) the net assets of First Community would be less than the maximum amount then payable to shareholders of First Community who would have preferential distribution rights if we were liquidated. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “The Increasing Regulatory Emphasis on Capital” above.
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
Federal Securities Regulation. We are required to file certain reports and otherwise comply with the rules and regulations of the SEC under federal securities laws.
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
The Bank
General. The Bank is an Illinois-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“nonmember banks”).
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, financial institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also included a liquidity framework that requires financial institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of financial institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all insured depository institutions. We are reviewing our liquidity risk management policies in light of the LCR and NSFR.
Continuing De Novo Bank Requirements. Each of FCB Plainfield, FCB Homer Glen and Burr Ridge were chartered as follows:

Bank	Charter Date
FCB Plainfield	October 28, 2008
FCB Homer Glen	December 15, 2008
Burr Ridge	April 9, 2009
As a result, the Bank, which was known as FCB Plainfield prior to the Consolidation, remains subject to certain of the FDIC’s de novo bank requirements until the Bank has been chartered for a period longer than seven years. Until the Bank has been chartered for a period longer than seven years, it is required, among other items, to obtain FDIC approval for any material change to its business plan and to maintain a Tier 1 Leverage Capital Ratio of at least 8%.
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.
The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light of the significant increase in depository institution failures in 2008-2010 and the increase of deposit insurance limits, the DIF incurred substantial losses during recent years. To bolster reserves in the DIF, the Dodd-Frank Act increased the minimum reserve ratio of the DIF to 1.35% of insured deposits and deleted the statutory cap for the reserve ratio. In December 2010, the FDIC set the designated reserve ratio at 2%, 65 basis points above the statutory minimum. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase.
FICO Assessments.   In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2014 was approximately 0.620 basis points (62 cents per $100 of assessable deposits).
Supervisory Assessments. Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund its operations. The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2014, the Bank paid supervisory assessments to the DFPR totaling $136,470.
Dividend Payments. The primary source of funds for First Community is dividends from the Bank. Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As of December 31, 2014, the Bank was unable to pay dividends due to having negative retained earnings. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014. Notwithstanding the availability of funds for dividends, however, the FDIC and DFPR may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “The Increasing Regulatory Emphasis on Capital” above.
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
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each financial institution is responsible for establishing its own procedures to achieve those goals. If a financial institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the financial institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the financial institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the financial institution pays on deposits or require the financial institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
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
Transaction Account Reserves. Federal Reserve regulations require insured depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2015: the first $14.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $14.5 million to $103.6 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $103.6 million, the reserve requirement is $2,673,000 plus 10% of the aggregate amount of total transaction accounts in excess of $103.6 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
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
Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s loan portfolio, the Bank does not exceed these guidelines.
Consumer Financial Services
The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.
Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. We do not currently expect the CFPB’s rules to have a significant impact on our operations, except for higher compliance costs.
Ability-to-Repay Requirement and Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.
Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.
As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibited prepayment penalties (subject to certain exceptions) and set forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.
Mortgage Loan Originator Compensation. As a part of the overhaul of mortgage origination practices, mortgage loan originators’ compensation was limited such that they may no longer receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans was limited to 3.0% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.
Servicing. The CFPB was also required to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing through rulemaking. The servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The servicing rules also called for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provided for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own.
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
The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Act amended the BHCA to require the federal regulatory agencies to adopt rules that prohibit banking entities and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule.
Although the Volcker Rule has significant implications for many large financial institutions, we do not currently anticipate that it will have a material effect on our operations. We may incur costs if we are required to adopt additional policies and systems to ensure compliance with certain provisions of the Volcker Rule, but any such costs are not expected to be material.

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
The primary federal and state banking laws and regulations that affect us are described in Item 1. Business under the section captioned “Supervision and Regulation.” These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks will be regulated in the future. In addition, the Federal Reserve has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices. Further, the CFPB was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion). The Basel III Rule not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rule is fully implemented. However, the Basel III Rule permits banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10.0% or more; and a leverage ratio of 5.0% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital to avoid certain restrictions on dividends and compensation. Generally, financial institutions became subject to the Basel III Rule on January 1, 2015 with a phase-in period through 2019 for many of the changes.
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
We operate in a highly competitive industry and experience intense competition from other financial institutions in our market. We compete with these institutions in making loans, attracting deposits and recruiting and retaining talented people. We also compete with non-bank financial service providers, including mortgage companies, finance companies, mutual funds and credit unions. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result. We have observed that the competition in our market for making commercial loans has resulted in more competitive pricing and credit structure, as well as intense competition for qualified commercial lending officers. We also may face a competitive disadvantage as a result of our smaller size, limited branch network, narrower product offerings and lack of geographic diversification as compared to some of our larger competitors. Although our competitive strategy is to provide a distinctly superior customer and employee experience, this strategy could be unsuccessful. Our growth and profitability depend on our continued ability to compete effectively within our market area and our inability to do so could have a material adverse effect on us.
Our business is subject to the conditions of the local economy in which we operate and weakness in the local economy and the real estate markets may materially and adversely affect us.
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
While economic conditions have generally improved since the recession, weakness in the Illinois and Chicago area economy has had and may continue to have a material adverse affect on us, including higher provisions for loan losses and net loan charge-offs, lower net interest income caused by an increase in nonaccrual loans, and higher legal and collection costs. In addition, we may be required to continue to devote substantial additional attention and resources to nonperforming asset management rather than focusing on business growth activities. Adverse conditions in the local economy could also reduce demand for new loans and other financial services and impair our ability to attract and retain deposits.
Our business is subject to economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.
From December 2007 through June 2009, the United States economy was in recession. Business activity across a wide range of industries and regions in the United States was greatly reduced. Although general economic conditions have improved, certain sectors remain weak, including within the Chicago area, where most of our customers are located. In addition, local governments and many businesses continue to experience difficulty due to lower consumer spending and decreased liquidity in the credit markets.
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
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and general reporting practices within the financial services industry, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies, such as those pertaining to our allowance for loan losses and deferred tax assets and the necessity of any related valuation allowance, require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have a material adverse effect on our financial condition or results of operations in subsequent periods.
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
We maintain an allowance for loan losses, which is an accounting reserve established through a provision for loan losses charged to expense, which we believe is adequate to provide for probable losses inherent in our loan portfolio as of the corresponding balance sheet date. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. Deterioration in or stagnation of economic conditions affecting borrowers, new information regarding existing loans and any underlying collateral, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance for loan losses.
In addition, our federal and state regulators periodically review our allowance for loan losses and, based on judgments that differ from those of our management, may require an increase in our provision for loan losses or the recognition of further loan charge-offs. Further, if loan charge-offs in future periods exceed our allowance for loan losses, we will need additional provisions to increase the allowance. Any increases in our allowance for loan losses will result in a decrease in net income, and possibly capital, and may have a material adverse effect on us.
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
Although management believes it has implemented effective asset and liability management strategies, to reduce the potential effects of changes in interest rates on the Company’s results of operations, if these strategies prove ineffective, or if any substantial, unexpected and prolonged change in market interest rates occurs, such events could have a material adverse effect on us.
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
We are dependent upon outside third parties for the processing and handling of our records and data.
We rely on software developed by third party vendors to process various Company transactions. In some cases, we have contracted with third parties to run their proprietary software on behalf of the Company. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio management. While the Company performs a review of controls instituted by the applicable vendor over these programs in accordance with industry standards and performs its own testing of user controls, we must rely on the continued maintenance of controls by these third party vendors, including safeguards over the security of customer data. In addition, the Company maintains, or contracts with third parties to maintain, backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct our business or process our transactions, or incur damage to our reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or a breach of security may have a material adverse effect on us.
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

These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites.
The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them.  Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business.  To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected, would could also have a material adverse effect on the Company’s business, financial condition or results of operations.
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
As of December 31, 2014, 78.95% of the Bank’s loan portfolio consisted of commercial loans, of which approximately 51.35% were commercial real estate loans. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for higher losses on an individual loan basis. Credit quality issues on larger commercial loans, if they were to occur, could cause greater volatility in reported credit quality performance measures, such as total impaired or non-performing loans, and the amount of charge-offs and recoveries between periods. The deterioration of any one or a few of these loans may cause a significant increase in uncollectible loans, which would have a material adverse impact on us. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and materially and adversely affect our operating results, financial condition or capital levels.
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

As part of our liquidity management, we use a number of funding sources in addition to what is provided by in-market deposit and repayments and maturities of loans and investments. Although we have recently increased our funding from our core customers to reduce our reliance on wholesale funding, we continue to use brokered money market accounts and certificates of deposits, out-of-local-market certificates of deposit, broker/dealer repurchase agreements, federal funds purchased and FHLB and Federal Reserve Bank advances as a source of liquidity.
Our liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on our outstanding debt and equity instruments, capital we inject into the Bank, redemption of our previously issued debt, proceeds we raise through the issuance of debt and equity instruments, and dividends received from the Bank. Our future liquidity position may be materially adversely affected if, in the future, one or a combination of the following events occur:

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
Our usual liquidity management challenges include responding to potential volatility in our customers’ deposit balances. We primarily use advances from the FHLB, broker/dealer repurchase agreements and federal funds purchased to meet our immediate liquidity needs. We maintain stable client deposits, which allows us to not heavily rely on wholesale funding sources. However, our client deposits may not remain at current levels and we may not be able to maintain the recent reduced reliance on wholesale deposits. Increased customer confidence in general economic conditions, higher expected rates of return on other investments (including a rise in interest rates) or additional restrictions on the availability of FDIC coverage could each cause our customers to move all or a portion of their deposits to other investment options, thus causing a reduction in our deposits and increasing our reliance on wholesale or other funding sources.
Given the losses recorded by our legacy bank subsidiaries and affiliates from 2008 through 2011, the negative retained earnings at the Bank as of December 31, 2014, and the resulting limitations on the ability of the Bank to pay dividends to First Community, we have been dependent upon our current cash position and cash proceeds generated by capital raises to meet liquidity needs at the holding company level. If we foresee that we face diminished liquidity, we may, to the extent possible, seek to issue additional debt or securities which could cause ownership or economic dilution to our current shareholders.
The repeal of federal prohibitions on payment of interest on business demand deposits could increase the Company’s interest expense and have a material adverse effect on us.
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
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. The Company’s ability to receive dividends or loans from the Bank is restricted and therefore the ability to pay dividends to shareholders is restricted. Currently the Bank is unable to pay dividends due to negative retained earnings. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, the Company’s right to participate in the assets of the Bank in the event of a liquidation or reorganization of the Bank would be subject to the claims of the Bank’s creditors, including depositors, which would take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2014, the Bank had deposits and other liabilities of approximately $832.0 million.
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
In furtherance of our growth strategy, we may also seek to further reorganize our corporate structure or acquire other financial institutions or parts of those institutions in the future, and we may engage in banking center expansion. In connection with future reorganizations or acquisitions, we may issue equity securities which could cause ownership and economic dilution to our current shareholders. Moreover, our regulators will need to formally approve our implementation of a reorganization or acquisition strategy. Furthermore, following any future reorganization merger or acquisition, our integration efforts may not be successful or, after giving effect to the acquisition, we may not achieve a level of profitability that will justify the investment that we made in any such acquisition.

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
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At December 31, 2014, the Bank was categorized as “well-capitalized” under the applicable regulatory capital framework. To the extent regulatory requirements change, our future operating results erode capital or we seek to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital in any such event would depend on conditions in the capital markets, which are outside of our control, and on our financial condition and performance. Accordingly, our ability to raise capital when needed or on favorable terms is uncertain. The inability to attract new capital investment, or to attract capital on terms acceptable to us, could have a material adverse impact on us.
We have not paid a dividend on our common stock since the Company’s formation in 2006. In addition, regulatory restrictions and liquidity constraints at the holding company level could impair our ability to make distributions on our outstanding securities.

Historically, our primary source of funds at the holding company level has been debt and equity issuances. The Bank and its predecessor banks have not paid dividends to the Company, and the Company has not paid dividends to our common shareholders, since the Company’s formation in 2006. Current and future liquidity constraints at the holding company level could continue to impair our ability to declare and pay dividends on our common stock or pay interest on our outstanding debt securities in the future. If we are unable to pay dividends or interest on our outstanding securities in the future, the market value of such securities may be materially adversely affected.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

The utilization of our tax losses could be substantially limited if we experienced an ownership change, as defined in the Internal Revenue Code.

Our net deferred tax asset totaled $14.2 million as of December 31, 2014. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitations of Section 382 of the Internal Revenue Code.  Section 382 contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of its stock within a rolling three-year period, as calculated in accordance with the rules. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5% or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.  If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, our ability to use any of our net operating loss carryforwards, tax credit carryforwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382 on their use against future taxable income. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a portion of our built-in losses, any net operating loss carryforwards or tax credit carryforwards could expire before we would be able to use them. This could adversely affect our financial position, results of operations and cash flow.

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our operations.
As of December 31, 2014, we had $29.1 million of subordinated debt outstanding. We currently expect our interest expense to be approximately $2.4 million in fiscal year 2015. We may not generate sufficient revenues to service or repay our debt, and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, and to pay dividends to our common shareholders.
The degree to which we are leveraged could have important consequences for our shareholders, including:

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making it more difficult for us to satisfy its debt and other obligations;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.

The market price of our common stock may be volatile, which could cause the value of an investment in our common stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	downgrades in any securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	any future sales of our common stock or other securities; and

•	additions or departures of key personnel.
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
Our stock is relatively thinly traded.
Although our common stock is quoted on the OTCQB marketplace, the average daily trading volume of our common stock is relatively small compared to many public companies. The desired market characteristics of depth, liquidity, and orderliness require the substantial presence of willing buyers and sellers in the marketplace at any given time. In our case, this presence depends on the individual decisions of a relatively small number of investors and general economic and market conditions over which we have no control. Due to the relatively small trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the stock price to fall more than would be justified by the inherent worth of the Company. Conversely, attempts to purchase a significant amount of our stock could cause the market price to rise above the reasonable inherent worth of the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2014, the net book value of our properties was $19.4 million. The following is a list of our offices:

Location	Address	Ownership	Square Footage
Joliet Branch	2801 Black Road, Joliet, Illinois, 60435	Owned	11,048
Channahon Branch	25407 South Bell Road, Channahon, Illinois 60410	Owned	8,880
Naperville Branch	24 West Gartner Road, Suite 104, Naperville, Illinois 60540	Leased	4,100
Plainfield Branch	14150 S. Rt. 30, Plainfield, Illinois 60544	Owned	12,000
Homer Glen Branch	13901 S. Bell Road, Homer Glen, Illinois 60491	Owned	4,000
Burr Ridge Branch	7020 County Line Road, Burr Ridge, Illinois 60527	Owned	18,863

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

First Community’s common stock is quoted on the OTCQB marketplace under the symbol “FCMP.” There were approximately 981 holders of record of our common stock as of March 2, 2015.
The following table presents quarterly high and low bid prices per share information for our common stock for 2014 and 2013. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Market Price Range
	High	Low
2014
Quarter ended December 31	$5.43	$4.60
Quarter ended September 30	4.78	4.30
Quarter ended June 30	4.39	4.00
Quarter ended March 31	3.90	4.35
2013
Quarter ended December 31	$4.63	$3.60
Quarter ended September 30	4.00	2.58
Quarter ended June 30	4.00	3.00
Quarter ended March 31	4.25	3.50
The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors including the ability of the Bank to pay dividends to the Company. Currently, regulatory policies prohibit the Bank to pay dividends due to its negative retained earnings. See Item 1. Business above and Note 13 to our Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.
First Community has not paid cash dividends on its common stock since its formation in 2006.

Item 6.     Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. Risk Factors and other sections of this Annual Report on Form 10-K and the Company’s other filings with the SEC, and other risks and uncertainties, including changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, including the rules recently adopted by the U.S. federal banking authorities to implement the Basel III capital accords, monetary and fiscal policies of the U.S. government, including policies of the Treasury and the Federal Reserve, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

2014 Highlights

•	Loans increased $37.1 million, or 5.69%, from $652.1 million at December 31, 2013 to $689.2 million at December 31, 2014.

•	Noninterest bearing deposit accounts increased $46.4 million, or 41.42%, from $112.0 million at December 31, 2013 to $158.3 million at December 31, 2014.

•	Pre-tax pre-provision income was $11.6 million for the year ended December 31, 2014, compared to $10.1 million for the year ended December 31, 2013.

•	Book value per common share increased 5.34% from $5.24 at December 31, 2013 to $5.52 at December 31, 2014.

•	Nonperforming assets were 1.03% of total assets at December 31, 2014, compared to 3.18% at December 31, 2013.

•	The Company repurchased all of its remaining outstanding shares of its Series B Preferred Stock and Series C Preferred Stock.

2014 Financial Performance

Balance sheet

•
In 2014, commercial loans increased $12.0 million and residential 1-4 family loans increased $14.0 million. Additionally, commercial real estate loans increased $9.2 million while construction and land development loan balances decreased $2.0 million.

•
Noninterest bearing deposit accounts increased $46.4 million, or 41.42%, year over year. The Company’s increased focus on commercial business depositors with a mix of new businesses and increases in the balances of existing depositors has led to the improvement in noninterest bearing deposits. NOW and money market accounts increased $29.4 million year over year. This growth has reduced First Community’s overall reliance on time deposits for funding its asset growth, which decreased $37.6 million year over year.

•	First Community’s ratio of tangible common shareholder’s equity to tangible assets was 9.96% at December 31, 2014, compared to 9.78% at September 30, 2014, and 9.86% at December 31, 2013.

•
First Community Financial repurchased all of its remaining outstanding shares of Series B Preferred Stock and Series C Preferred Stock that were originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program. On December 9, 2014, First Community repurchased 5,176 shares of Series B Preferred Stock and 1,100 shares of Series C Preferred Stock, with a liquidation preference of $1,000 per share, from certain third-party investors at an aggregate purchase price of $6.3 million. The proceeds from First Community’s 7.0% subordinated debt raise that closed on October 31, 2014, were used to fund the repurchase of the preferred stock. With the Series B Preferred Stock dividend rate increasing from 5.0% to 9.0% in 2015, the repurchase of the preferred stock will result in an estimated annual savings of $301,000, due to the elimination of payment of dividends on the repurchased shares.

Income and Expenses

•	Net interest income was $28.9 million for the year ended December 31, 2014, compared to $28.7 million for the year ended December 31, 2013.

◦
Interest income on loans was $32.1 million for the year ended December 31, 2014, compared to $32.7 million for the year ended December 31, 2013. The year over year interest income on the increased loan balances was offset by newer loans being booked at lower yields due to current competitive market conditions. As the year progressed, we saw an improvement in income related to loans as a result of growth, despite the lower yields.

◦
Interest income on securities was $3.1 million for the year ended December 31, 2014, compared to $2.1 million for the year ended December 31, 2013. The increase in interest income on securities was the result of $27.4 million of growth in the portfolio, along with improvement in the overall yield of the portfolio based on new investment strategies implemented during 2014.

◦
Interest expense on deposits was $4.4 million for the year ended December 31, 2014, compared to $4.9 million for the year ended December 31, 2013. The overall improvement was the result of time deposit run off of $37.6 million, which was replaced with $46.4 million in noninterest bearing deposits along with $35.3 million in lower cost NOW, money market and savings accounts.

•	Noninterest income was $3.3 million for the year ended December 31, 2014, compared to $1.6 million for the year ended December 31, 2013.

◦
Service charges on deposit accounts increased $241,000 year over year as a result of increases in noninterest bearing deposit and money market accounts which provide greater fee income. In addition, the Bank experienced higher levels of overdrafts during 2014 which resulted in significantly higher overdraft fee collection during the year.

◦	Gains on sales of securities were up $908,000. This was the result of investment sales during 2014 as a part of changes in the overall investment strategy and repositioning the investment portfolio.

◦	Mortgage fee income was $34,000 higher in 2014 compared to 2013, in the first full year of mortgage operations.

◦
Other noninterest income was up $766,000 over the prior year. This was primarily the result of $483,000 of income related to proceeds received from a bank owned life insurance policy. In addition, $288,000 of income was recognized from an earnest money deposit for a loan sale that did not occur.

•	Noninterest expense was $20.6 million for the year ended December 31, 2014, compared to $20.2 million for the year ended December 31, 2013.

◦	Salaries and benefits increased $525,000 year over year. This increase was the result of additions to the mortgage lending staff and the addition of two market presidents in late 2013.

◦
Professional fees decreased $141,000 in 2014, which was the result of improvement in asset quality and loan related legal fees along with the continued cost savings experienced subsequent to the 2013 charter consolidation.

◦
Losses and write downs on foreclosed assets were up $266,000 for 2014. The write downs were related to updated appraisals on properties being held in addition to losses incurred on the sale of properties during the year. The focus on reducing nonperforming assets included the disposition $1.6 million of foreclosed assets during 2014.

◦
Other expense for the year ended December 31, 2014, was down $625,000 from $4.2 million, for the year ended December 31, 2013. This decrease was the result of continued cost savings as a result of the Consolidation.

Continued Aggressive Cleanup of Loan Portfolio

•	Nonperforming assets declined by $18.1 million, or 65.49% from December 31, 2013.

◦
Nonperforming loans decreased $16.2 million or 69.83% since December 31, 2013. This was the result of management’s efforts to improve asset quality and the reduction was the result of loan payoffs, charge-offs and transfers to foreclosed assets.

◦
Provisions for loan losses decreased from $8.0 million for the year ended December 31, 2013 to $3.0 million for the year ended December 31, 2014. This decrease reflected the substantial improvement in asset quality since December 31, 2013, and overall improvement in the three year loss history, which is the starting point in the allowance for loan loss calculation and in turn loan loss provisions.

◦
Total net charge-offs for 2014 were $4.9 million, an improvement over the $15.1 million in net charge-offs taken in 2013. The reduction in net charge-offs was also the result of improved asset quality and strides made to improve the loan portfolio over the past two years.

◦
The allowance for loan losses represented 2.02% of total loans and 198.73% of nonperforming loans at December 31, 2014. These ratios have changed year over year from 2.43% and 68.21%, respectively, at December 31, 2013, as a result of the continued improvement in asset quality.

	Year-to-Date
	December 31,
	2014	2013
Selected Operating Data	(dollars in thousands, except per share data)(audited)
Interest income	$35,248	$34,898
Interest expense	6,348	6,206
Net interest income	28,900	28,692
Provision for loan losses	3,000	8,002
Net interest income after provision for loan losses	25,900	20,690
Noninterest income	3,293	1,639
Noninterest expense	20,573	20,247
Income before income taxes	8,620	2,082
Income tax (benefit) expense	2,737	(14,640)
Income before non-controlling interest	5,883	16,722
Net income attributable to non-controlling interests	—	54
Net income applicable to First Community Financial Partners, Inc.	5,883	16,668
Dividends and accretion on preferred shares	(526)	(963)
Gain on redemption of preferred shares	5	4,933
Net income applicable to common shareholders	$5,362	$20,638

Per Share Data
Basic earnings per common share	$0.32	$1.31
Diluted earnings per common share	$0.32	$1.29
Book value per common share	$5.52	$5.24
Weighted average common shares - basic	16,515,489	15,772,940
Weighted average common shares - diluted	16,741,215	15,973,852
Common shares outstanding-end of period	16,668,002	16,333,582

Performance Ratios
Return on average assets	0.60%	2.34%
Return on average common equity	5.68%	26.20%
Net interest margin	3.39%	3.37%
Interest rate spread	3.18%	3.20%
Efficiency ratio (1)	63.91%	66.80%
Average interest-earning assets to average interest-bearing liabilities	127.19%	122.27%
Average loans to average deposits	90.13%	86.87%

Footnotes:
(1) We calculate our efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income.

	December 31, 2014	December 31, 2013
Select Balance Sheet Data	(dollars in thousands)(unaudited)
Total assets	$924,075	$867,576
Total securities (1)	170,054	142,283
Loans	689,193	652,131
Allowance for loan losses	(13,905)	(15,820)
Net loans	675,288	636,311
Total deposits	769,410	725,401
Subordinated debt	29,133	19,305
Other borrowed funds	29,529	25,563
Shareholders’ equity (2)	92,053	91,587

Asset Quality Ratios
Nonperforming loans (3)	$6,997	$23,194
Nonperforming assets (4)	$9,527	$27,610
Nonperforming loans(3) to total loans	1.02%	3.56%
Nonperforming assets(4) to total assets	1.03%	3.18%
Allowance for loan losses to nonperforming loans	198.73%	68.21%
Allowance for loan losses to total loans	2.02%	2.43%

Capital Ratios
Tangible common equity to tangible assets(5)	9.96%	9.86%
Average equity to average total assets	10.48%	8.94%
Tier 1 leverage	8.55%	8.87%
Tier 1 risk-based capital	10.27%	9.77%
Total risk-based capital	15.28%	13.55%

Footnotes:
(1) Includes available for sale securities recorded at fair value and FHLB stock at cost.
(2) All periods other than December 31, 2014 include shareholders’ equity attributable to then outstanding shares of Series B Preferred Stock and Series C Preferred Stock
(3) Nonperforming loans include loans on nonaccrual status and those past due more than 90 days and still accruing interest.
(4) Nonperforming assets consist of non-performing loans and other real estate owned.
(5) Tangible common equity to tangible assets is total shareholders' equity less preferred stock divided by total assets.

A summary of the Company’s balances of loans follows:

	December 31, 2014	Percent of Gross Loans	December 31, 2013	Percent of Gross Loans
	(dollars in thousands)(unaudited)
Construction and Land Development	$18,700	2.71%	$20,745	3.18%
Farmland and Agricultural Production	9,350	1.36%	8,505	1.30%
Residential 1-4 Family	100,773	14.62%	86,770	13.30%
Multifamily	24,426	3.54%	21,939	3.36%
Commercial Real Estate	353,973	51.35%	344,750	52.84%
Commercial	171,452	24.87%	159,427	24.44%
Consumer and other	10,706	1.55%	10,315	1.58%
	689,380	100.00%	652,451	100.00%
Net deferred loan (fees) costs	(187)		(320)
Allowance for loan losses	(13,905)		(15,820)
	$675,288		$636,311

Mortgage loans held for sale	$738		$—
Loans Held for Sale	$—		$2,619

A summary of the Company’s commercial real estate portfolio follows:

Commercial Real Estate	December 31, 2014	Percent of Total	December 31, 2013	Percent of Total
	(dollars in thousands)(unaudited)
Retail	$91,725	25.91%	$94,254	27.34%
Office	44,255	12.50%	36,095	10.47%
Industrial and Warehouse	59,317	16.76%	64,176	18.62%
Health Care	26,974	7.62%	34,771	10.09%
Other	131,702	37.21%	115,454	33.48%
Total Commercial Real Estate Loans	$353,973	100.00%	$344,750	100.00%

Commercial Real Estate	December 31, 2014	Percent of Total	December 31, 2013	Percent of Total
	(dollars in thousands)(unaudited)
Loans secured by owner-occupied nonfarm nonresidential properties	$159,706	45.12%	$153,870	44.63%
Loans secured by other nonfarm nonresidential properties	194,267	54.88%	190,880	55.37%
Total Commercial Real Estate Loans	$353,973	100.00%	$344,750	100.00%

A summary of the Company’s balances of deposits follows:

	December 31, 2014	Percent of Deposits	December 31, 2013	Percent of Deposits
	(dollars in thousands) (unaudited)
Noninterest bearing accounts	$158,329	20.58%	$111,955	15.43%
NOW and money market accounts	269,977	35.09%	240,537	33.16%
Savings	30,211	3.93%	24,399	3.36%
Time deposit certificates of $250,000 or more	50,682	6.59%	58,298	8.04%
Time deposit certificates, $100,000 or more	145,506	18.91%	165,138	22.77%
Other time deposit certificates	114,705	14.91%	125,074	17.24%
Total Deposits	$769,410	100.00%	$725,401	100.00%

Reconciliation of Non-GAAP Selected Quarterly Financial Data

	Year-to-Date
	December 31,
	2014	2013
Selected Operating Data	(dollars in thousands)(unaudited)
Net interest income	$28,900	$28,692
Noninterest income	3,293	1,639
Noninterest expense	20,573	20,247
Adjusted pre-tax pre-provision income	$11,620	$10,084

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
The following table reflects the components of net interest income for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Balances	Income/ Expense	Average Yields/ Rates	Average Balances	Income/ Expense	Average Yields/ Rates	Average Balances	Income/ Expense	Average Yields/ Rates
Assets
Loans (1)	$675,866	$32,066	4.74%	$659,140	$32,664	4.96%	$659,139	$36,626	5.56%
Investment securities (2)	155,914	3,104	1.99	103,596	2,056	1.98	102,627	1,648	1.61
Federal funds sold	—	—	—	17,049	11	0.06	17,048	53	0.31
Interest bearing deposits with other banks	21,737	78	0.36	72,721	167	0.23	71,579	195	0.27
Total earning assets	$853,517	$35,248	4.13%	$852,506	$34,898	4.09%	$850,393	$38,522	4.53%

Other assets	47,199			28,490			28,980
Total assets	$900,716			$880,996			$879,373

Liabilities
NOW accounts	$73,256	$108	0.15%	$64,858	$152	0.23%	$64,858	$234	0.36%
Money market accounts	182,264	498	0.27	158,505	459	0.29	154,017	590	0.38
Savings accounts	26,799	41	0.15	23,505	47	0.20	23,505	64	0.27
Time deposits	337,068	3,792	1.12	412,258	4,278	1.04	412,257	7,006	1.70
Total interest bearing deposits	619,387	4,439	0.72%	659,126	4,936	0.75%	654,637	7,894	1.21%
Securities sold under agreements to repurchase	29,081	30	0.10%	23,992	33	0.14%	23,993	33	0.14%
Mortgage payable	572	36	6.29	779	47	6.03	779	47	6.03
FHLB Borrowings	1,017	2	0.20	—	—	—	—	—	—
Subordinated debentures	20,984	1,841	8.77	13,340	1,190	8.92	4,060	325	8.00
Total interest bearing liabilities	671,041	6,348	0.95%	697,237	6,206	0.89%	683,469	8,299	1.22%
Non-interest bearing deposits	130,515			99,613			101,031
Other liabilities	4,794			5,361			5,436
Total liabilities	$806,350			$802,211			$789,936

Total shareholders' equity	$94,366			$78,755			$89,437

Total liabilities and equity	$900,716			$880,966			$879,373

Net interest income		$28,900			$28,692			$30,223
Interest rate spread			3.18%			3.20%			3.31%
Net interest margin			3.39%			3.37%			3.55%

Footnotes:
(1) Average loans include nonperforming loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

Net interest income was $28.9 million for the year ended December 31, 2014, a increase of $208,000 or 0.72%, from $28.7 million for the same period in the prior year. The net interest margin was 3.39% for this period in 2014 and 3.37% for 2013. While overall loan yields were down over the prior year primarily as a result of new loans being booked at lower rates due to the competitive market, interest income on securities is up significantly as a result of changes in strategy in the securities portfolio. In addition, the change in the mix of deposits from interest bearing to noninterest bearing has helped to improve our cost of funds and lower interest income on deposits.
Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the years noted (dollars in thousands):

	Year Ended December 31,
	2014 Compared to 2013				2013 Compared to 2012
	Volume	Rate	Mix	Net Increase (Decrease)	Volume	Rate	Mix	Net Increase (Decrease)

Interest Income
Loans (1)	$830	$(1,391)	$(37)	$(598)	$—	$(3,962)	$—	$(3,962)
Investment securities (2)	1,033	10	5	1,048	16	388	4	408
Federal funds sold	(11)	(10)	10	(11)	—	(42)	—	(42)
Interest bearing deposits with other banks	(118)	95	(66)	(89)	—	(28)	—	(28)
Total interest income	1,734	(1,296)	(88)	350	16	(3,644)	4	(3,624)

Interest expense
NOW accounts	$19	$(56)	$(7)	$(44)	$—	$(82)	$—	$(82)
Money market accounts	76	(32)	(5)	39	17	(144)	(4)	(131)
Savings accounts	7	(11)	(2)	(6)	—	(17)	—	(17)
Time deposits	(756)	330	(60)	(486)	—	(2,728)	—	(2,728)
Securities sold under agreements to repurchase	7	(8)	(2)	(3)	—	—	—	—
Mortgage payable	(12)	2	(1)	(11)	—	—	—	—
FHLB advances	—	—	2	2	—	—	—	—
Subordinated debentures	682	(20)	(11)	651	742	38	85	865
Total interest expense	$23	$205	$(86)	$142	$759	$(2,933)	$81	$(2,093)

Change in net interest income	$1,711	$(1,501)	$(2)	$208	$(743)	$(711)	$(77)	$(1,531)

Footnotes:
(1) Average loans includes nonperforming loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

Provision for Loan Losses
The provision for loan losses was $3.0 million for the year ended December 31, 2014, compared to $8.0 million for the same period in 2013. Net charge-offs decreased to $4.9 million for the year ended December 31, 2014 compared to $15.1 million for the year ended December 31, 2013. Nonperforming loans decreased from December 31, 2013 to December 31, 2014 by 69.8%, to $7.0 million from $23.2 million. During the year ended December 31, 2014, the Company sold approximately $2.7 million in nonperforming loans and had charge-offs of $4.9 million, in addition to $96,000 in loans transferred to foreclosed assets and paydowns and payoffs of nonpeforming loans during the year. This decrease was the result of management’s continued focus on improving asset quality and allowed for lower loan loss provisions in 2014.

Noninterest Income

Noninterest income for the year ended December 31, 2014 increased significantly from the year ended December 31, 2013. This increase related primarily to the increase in income related to gains on sales of securities. In 2014, $912,000 in income was earned on the sales of securities as a result of changes in the investment strategy that were implemented during 2014. Other income also increased as result of $483,000 of income related to proceeds received from a bank owned life insurance policy. In addition, $288,000 of income was recognized from an earnest money deposit for a loan sale that did not occur. In addition, service charges on deposit accounts were up over the prior year primarily the result of significant increases in overdrafts during 2014. Mortgage fee income was also up as this was the first full year of mortgage operations. The following table sets forth the components of non-interest income for the periods indicated:

	For year ended December 31,
(Dollars in thousands)	2014	2013
Service charges on deposit accounts	$677	$436
Gain on sale of loans	39	353
Gain on sale of securities	912	4
Mortgage fee income	402	368
Other	1,244	478
Total noninterest income	$3,293	$1,639

Noninterest Expense

Noninterest expense increased slightly for the year ended December 31, 2014 compared to the year ended December 31, 2013. Salaries and employee benefits increased for the year ended December 31, 2014 compared to the year ended December 31, 2013, which was the result of additions to the mortgage lending staff due to the Bank’s new mortgage operations, and the addition of two market presidents in late 2013. Professional fees decreased during 2014, which was the result of improvement in asset quality and loan-related legal fees along with the continued cost savings experienced subsequent to the Consolidation. Losses on foreclosed assets were also up during 2014. The write downs were related to updated appraisals on properties held by the Bank, in addition to losses incurred on the sale of properties during the year. Other expense was also down which again is the result of continued cost savings as a result of the Consolidation, along with new cost savings measures.

	For year ended December 31,
(Dollars in thousands)	2014	2013
Salaries and employee benefits	11,191	10,666
Occupancy and equipment expense	2,111	2,069
Data processing	959	860
Professional fees	1,283	1,424
Advertising and business development	845	654
Write downs and losses on sale of foreclosed assets	434	168
Foreclosed assets, net of rental income	219	250
Other expense	3,531	4,156
Total noninterest expense	$20,573	$20,247

Income Taxes

Prior to the Consolidation, the Company filed four tax returns, one consolidated return for First Community and FCB Joliet and one for each legacy banking subsidiary. Because of multiple returns, we separately calculated income tax expense, established deferred tax assets and determined valuation allowances.   Subsequent to the Consolidation, the Company now calculates income tax expense on a consolidated basis.

Under generally accepted accounting principles in the United States (“U.S. GAAP”) a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions.
Prior to the Consolidation, the Company determined a valuation allowance was necessary for two of those bank charters as of December 31, 2012, largely based on negative evidence including cumulative losses caused by credit losses in its loan portfolio and general uncertainty surrounding future economic and business conditions.
The Company evaluates the need for a deferred tax asset valuation allowance on an ongoing basis, considering both positive and negative evidence. As of September 30, 2013, positive evidence included seven consecutive quarters of income, continued improvement in asset quality ratios, termination of our Memoranda of Understanding with our banking regulators, completion of our Consolidation in March 2013 and the prospect that other key drivers of profitability will continue in the future. Negative evidence included no available taxes paid in open carryback years, no significant tax planning opportunities to accelerate taxable income and that 2013 was the first year of taxable income since 2007. Based on the Company’s assessment of all available evidence, management determined that it was more-likely-than-not that the deferred tax asset would be realized. Therefore, at September 30, 2013, the Company released its $15.6 million valuation allowance against the net deferred tax assets resulting in a credit to income tax (benefit) expense.
The Company realized income tax expense of $2.7 million and income tax benefit of $14.6 million for the year ended December 31, 2014 and 2013, respectively. The increase in income taxes for the year ended December 31, 2014 compared to the year ended December 31, 2013, was the result of the new tax structure and the release of the deferred tax valuation allowance during the third quarter of 2013. Management now expects normalized income tax expense for future reporting periods.
Financial Condition
The Company’s assets totaled $924.1 million and $867.6 million at December 31, 2014 and December 31, 2013, respectively. Total loans at December 31, 2014 and December 31, 2013 were $689.4 million and $652.5 million, respectively. Total deposits were $769.4 million and $725.4 million at December 31, 2014 and December 31, 2013, respectively. We continued to see decreases in time deposit accounts in 2014 as we continued to lower our rates in an effort to lower our overall cost of funding. Increases in total assets was the result of growth in the loan and securities portfolios over 2014. Borrowed funds, consisting of securities sold under agreements to repurchase and a mortgage note payable, totaled $29.5 million and $25.6 million at December 31, 2014 and December 31, 2013, respectively. In addition, $9.8 million in subordinated debt was issued during 2014.
Total shareholders’ equity was $92.1 million and $91.6 million at December 31, 2014 and December 31, 2013, respectively. The increase was as a result of the net income available to common shareholders for the year ended December 31, 2014, partially offset by the repurchase of preferred shares.

Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	2014		2013		2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$18,700	3%	$20,745	3%	$30,494	5%	$41,946	6%	$54,507	7%
Farmland and Agricultural Production	9,350	1	8,505	1	7,211	1	12,761	2	11,161	1
Residential 1-4 Family	100,773	15	86,770	13	77,567	12	86,703	13	85,112	11
Multifamily	24,426	4	21,939	3	19,149	3	17,998	3	19,154	3
Commercial Real Estate	353,973	51	344,750	53	347,752	55	361,883	52	410,669	52
Commercial	171,452	25	159,427	25	140,895	22	147,184	21	184,204	23
Consumer and other	10,706	1	10,315	2	14,361	2	23,385	3	26,108	3
Total Loans	$689,380	100%	$652,451	100%	$637,429	100%	$691,860	100%	$790,915	100%
Total loans increased by $37.1 million during the year ended December 31, 2014 as a result of new loan originations. New loans originated during 2014 were primarily in the residential real estate, commercial real estate and commercial loan categories which is in line with our current strategy for loan growth.
The contractual maturity distributions of our loan portfolio as of December 31, 2014 are indicated in the tables below:

	Loans Maturities December 31, 2014
(Dollars in thousands)	Within One Year	One Year to Five Years	After Five Years	Total
Construction and Land Development	$7,719	$68	$10,913	$18,700
Farmland and Agricultural Production	1,390	965	6,995	9,350
Residential 1-4 Family	17,192	15,246	68,335	100,773
Multifamily	1,851	—	22,575	24,426
Commercial Real Estate	28,023	103,498	222,452	353,973
Commercial	94,059	12,786	64,607	171,452
Consumer and other	4,054	—	6,652	10,706
Total	$154,288	$132,563	$402,529	$689,380

December 31, 2014
(Dollars in thousands)	Due After One Year
Loans with:
Predetermined interest rates	$123,032
Floating or adjustable rates	412,060
$535,092
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

At December 31, 2014 and December 31, 2013, the allowance for loan losses was $13.9 million and $15.8 million, respectively, with a resulting allowance to total loans ratio of 2.02% and 2.42%, respectively. Net charge-offs amounted to $4.9 million for the year ended December 31, 2014, compared to $15.1 million for the same period in 2013. Charge-offs, recoveries and selected loan quality ratios for each major loan category are shown in the table below:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance at beginning of period	$15,820	$22,878	$26,991	$24,799	$16,516
Charge-offs:
Construction and Land Development	1,186	1,295	1,762	8,397	6,197
Farmland and Agricultural Production	—	—	1,353	—	—
Residential 1-4 Family	264	1,192	946	1,744	2,625
Multifamily	—	—	—	102	—
Commercial Real Estate	2,836	8,511	8,027	4,595	12,638
Commercial	2,321	6,229	1,452	2,005	1,446
Consumer and other	26	604	—	35	92
Total charge-offs	$6,633	$17,831	$13,540	$16,878	$22,998
Recoveries:
Construction and Land Development	73	1,470	605	503	62
Farmland and Agricultural Production	—	5	—	—	—
Residential 1-4 Family	32	266	84	78	—
Multifamily	—	—	—	15	—
Commercial Real Estate	1,292	394	1,123	863	—
Commercial	315	627	547	162	230
Consumer and other	6	9	6	2	1
Total recoveries	$1,718	$2,771	$2,365	$1,623	$293
Net charge-offs	4,915	15,060	11,175	15,255	22,705
Provision for loan losses	3,000	8,002	7,062	17,447	30,988
Allowance for loan losses at end of period	$13,905	$15,820	$22,878	$26,991	$24,799
Selected loan quality ratios:
Net charge-offs to average loans	0.73%	2.28%	1.70%	2.02%	2.91%
Allowance to total loans	2.02%	2.42%	3.59%	3.90%	3.14%
Allowance to nonperforming loans	198.73%	68.21%	81.88%	80.07%	53.56%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment (dollars in thousands):

	At December 31,
	2014		2013		2012		2011		2010
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Construction and Land Development	$758	5%	$2,711	17%	$4,755	21%	$6,252	23%	$8,610	35%
Farmland and Agricultural Production	459	3	427	3	472	2	1,595	6	58	—
Residential 1-4 Family	1,199	9	1,440	9	2,562	11	2,408	9	3,084	12
Multifamily	67	1	97	1	209	1	313	1	288	1
Commercial Real Estate	6,828	53	7,812	49	11,655	51	11,125	41	8,589	35
Commercial	4,296	27	3,183	20	3,075	13	4,337	16	3,927	16
Consumer and other	298	2	150	1	150	1	280	1	215	1
Unallocated	298	—	—	—	—	—	681	3	28	—
Total	$13,905	100%	$15,820	100%	$22,878	100%	$26,991	100%	$24,799	100%
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
There were approximately $7.0 million in nonperforming loans at December 31, 2014, down from $23.2 million at December 31, 2013. The decrease was the result of current year charge-offs, paydowns, and loans moved to foreclosed assets. One nonperforming loan was moved to held for sale while the sale was pending during 2013 and the sale closed in the first quarter of 2014.
Impaired loans were $15.6 million and $28.6 million at December 31, 2014 and December 31, 2013, respectively. Included in impaired loans at December 31, 2014 were $1.4 million in loans with valuation allowances totaling $590,000, and $14.2 million in loans without a valuation allowance. Included in impaired loans at December 31, 2013 were $9.9 million in loans with valuation allowances totaling $2.4 million, and $18.7 million in loans without a valuation allowance.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing as of:

	At December 31,
	2014	2013	2012	2011	2010
Total nonaccrual loans	$6,947	$22,843	$27,941	$38,234	$45,684
Accruing loans delinquent 90 days or more	50	351	—	—	620
Total nonperforming loans	6,997	23,194	27,941	38,234	46,304
Troubled debt restructuring accruing	2,814	3,167	12,817	4,500	2,500

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31,

2014 and December 31, 2013 were approximately $4.4 million and $3.8 million, respectively.  Management believes it has established an appropriate allowance for loan losses under U.S. GAAP.

The gross interest income that would have been recorded if nonaccrual loans and performing troubled debt restructurings had been current in accordance with their original terms was $850,000 and $1.4 million, respectively, for the years ended December 31, 2014 and 2013, respectively. The amount of interest collected on nonaccrual loans and performing troubled debt restructurings that was included in interest income was $446,000 and $101,000 for the years ended December 31, 2014 and 2013, respectively.
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
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	December 31, 2014		December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government federal agency	$—	$—	$—	$—	$1,001	$1,002
Government sponsored enterprises	30,904	30,951	22,185	22,277	25,544	25,790
Residential collateralized mortgage obligations	44,095	44,274	23,444	23,237	20,018	20,344
Residential mortgage backed securities	27,208	27,217	27,924	28,006	7,486	7,716
Corporate securities	—	—	29,013	29,092	12,520	12,721
State and political subdivisions	65,240	66,245	38,217	38,704	40,190	41,388
	$167,447	$168,687	$140,783	$141,316	$106,759	$108,961
Available for sale securities increased $27.4 million to $168.7 million at December 31, 2014 from $141.3 million December 31, 2013, as excess cash was invested during the year ended December 31, 2014. In 2014, the investment strategy was reviewed, and as a result the securities portfolio grew significantly leading to increased income and less uninvested cash.
Securities with a fair value of $40.5 million and $41.0 million were pledged as collateral on public funds, securities sold under agreements and for other purposes as required or permitted by law as of December 31, 2014 and December 31, 2013, respectively.
The amortized cost of debt securities available for sale as of December 31, 2014, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore these securities are segregated in the following maturity summary.

	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Government sponsored enterprises	$7,033	1.13%	$6,063	1.6%	$17,808	1.94%	$—	—%	$—
Residential collateralized mortgage obligations and residential mortgage backed securities	—	—%	—	—%	—	—%	—	—%	71,303
Corporate securities	—	—%	—	—%	—	—%	—	—%	—
State and political subdivisions	6,012	1.73%	23,111	2.29%	23,531	2.31%	12,586	3.52%	—
	$13,045	1.69%	$29,174	2.15%	$41,339	2.15%	$12,586	3.52%	$71,303
No tax-equivalent yield adjustments were made as the effect thereof was not material.

The Company holds securities issued by the State of Illinois, in the amount of $326,000, all of which are sales tax revenue bonds. In addition, approximately 62% of the state and political subdivisions portfolio consisted of securities issued by municipalities in Illinois. Approximately 6% of state and political subdivisions securities were insured and approximately 79% of our state and political subdivisions securities consisted of general obligation issues.
Deposits

Deposits, which include noninterest-bearing demand deposits, interest bearing demand deposits, savings deposits and time deposits, are the primary source of the Company’s funds. The Company offers a variety of products designed to attract and retain customers, with a primary focus on building and expanding relationships. The Company continues to focus on establishing comprehensive relationships with business borrowers, seeking deposits as well as lending relationships.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$158,329	20.58%	$111,955	15.43%
NOW and money market accounts	269,977	35.09	240,537	33.16
Savings	30,211	3.93	24,399	3.36
Time deposit certificates of $250,000 or more	50,682	6.59	58,298	8.04
Time deposit certificates, $100,000 to $250,000	145,506	18.91	165,138	22.77
Other time deposit certificates	114,705	14.90	125,075	17.24
	$769,410	100.00%	$725,402	100.00%

Total deposits increased $44.0 million to $769.4 million at December 31, 2014, from $725.4 million at December 31, 2013. The increase in deposits was the result of efforts by management to place increased focus on commercial business depositors, including new business and increases in the balances held by current depositors. Noninterest bearing deposits accounted for $46.4 million in deposit growth, in addition to increases in NOW and money market accounts of $29.4 million, and increases of $5.8 million in savings accounts, all of which was offset by decreases in time deposits of $37.6 million year over year.

The following table sets forth our time deposits segmented by months to maturity and deposit amount (dollars in thousands):

	December 31, 2014
	Time Deposits $250 and Greater	Time Deposits of $100 - $250	Time Deposits of Less than $100	Total
Months to maturity:
Three or less	$9,134	$13,759	$15,290	$38,183
Over Three to Six	6,646	21,740	15,641	44,027
Over Six to Twelve	8,997	32,638	25,721	67,356
Over Twelve	25,905	77,369	58,053	161,327
Total	$50,682	$145,506	$114,705	$310,893

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and the accompanying notes have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	December 31,
	2014	2013	2012
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$29,081	$23,992	$23,993
Outstanding at end of period	29,059	24,896	24,842
Maximum month-end outstanding	32,668	32,431	31,303
Rate:
Weighted average interest rate during the year	0.10%	0.14%	0.14%
Weighted average interest rate at end of the period	0.10%	0.11%	0.14%

FHLB borrowings:
Balance:
Average daily outstanding	$1,017	$330	$—
Outstanding at end of period	—	—	—
Maximum month-end outstanding	5,000	—	—
Rate:
Weighted average interest rate during the year	0.13%	0.15%	—%
Weighted average interest rate at end of the period	—%	—%	—%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, each as defined in the applicable regulations. Management believes, as of December 31, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. As of such date, to be categorized as well capitalized, the Bank must have maintained minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in Note 13 to our Consolidated Financial Statements. Bank regulators can modify capital requirements as part of their examination process. Moreover, the Basel III Rules, which became effective as of January 1, 2015, will affect the Company’s and the Bank’s capital requirements. See Note 13 to our Consolidated Financial Statements for more information.
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
The Company had adopted the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There are no uncertain tax positions as of December 31, 2014 and 2013.

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
Off-Balance Sheet Arrangements
Refer to Note 12 of our Consolidated Financial Statements for a description of off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

FIRST COMMUNITY FINANCIAL PARTNERS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
First Community Financial Partners, Inc.
Joliet, Illinois

We have audited the accompanying consolidated balance sheet of First Community Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes of shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these consolidated financial statements based on our audit. The consolidated balance sheet of First Community Financial Partners, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, changes of shareholders’ equity, and cash flows for the years ended December 31, 2013 and 2012 were audited by other auditors whose report dated March 20, 2014, was unqualified.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Financial Partners, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CliftonLarsonAllen LLP
Oak Brook, Illinois
March 13, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors
First Community Financial Partners, Inc.

We have audited the accompanying consolidated balance sheet of First Community Financial Partners, Inc. and Subsidiaries (“the Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Financial Partners, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/McGladrey LLP
Chicago, Illinois
March 20, 2014

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets	December 31,
	2014	2013
Assets	(in thousands, except share data)
Cash and due from banks	$13,329	$10,815
Interest bearing deposits in banks	19,667	29,292
Securities available for sale	168,687	141,316
Non-marketable equity securities	1,367	967
Mortgage loans held for sale	738	—
Loans held for sale	—	2,619
Loans, net of allowance for loan losses of $13,905 in 2014; $15,820 in 2013	675,288	636,311
Premises and equipment, net	19,369	16,380
Foreclosed assets	2,530	4,416
Cash surrender value of life insurance	4,323	4,513
Deferred tax asset	14,233	16,781
Accrued interest receivable and other assets	4,544	4,166
Total assets	$924,075	$867,576

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$158,329	$111,955
Interest bearing	611,081	613,446
Total deposits	769,410	725,401
Other borrowed funds	29,529	25,563
Subordinated debt	29,133	19,305
Accrued interest payable and other liabilities	3,950	5,720
Total liabilities	832,022	775,989

Commitments and Contingencies (Note 12)

First Community Financial Partners, Inc. Shareholders’ Equity
Preferred stock, Series A, non-cumulative convertible, $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 2013	—	—
Preferred stock, Series B, 5% cumulative perpetual, $1.00 par value; 22,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 5,176 shares issued and outstanding at December 31, 2013	—	5,176
Preferred stock, Series C, 9% cumulative perpetual, $1.00 par value; 1,100 shares authorized; no shares issued and outstanding at December 31, 2014 and 1,100 shares issued and outstanding at December 31, 2013	—	892
Common stock, $1.00 par value; 60,000,000 shares authorized; 16,668,002 shares issued and outstanding at December 31, 2014 and 16,333,582 shares issued and outstanding at December 31, 2013	16,668	16,334
Additional paid-in capital	81,648	81,241
Accumulated deficit	(7,019)	(12,381)
Accumulated other comprehensive income	756	325
Total shareholders’ equity	92,053	91,587
Total liabilities and shareholders’ equity	$924,075	$867,576

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Years Ended December 31,
	2014	2013
Interest income:	(in thousands, except share data)
Loans, including fees	$32,066	$32,664
Securities	3,104	2,056
Federal funds sold and other	78	178
Total interest income	35,248	34,898
Interest expense:
Deposits	4,439	4,936
Federal funds purchased, other borrowed funds and subordinated debt	1,909	1,270
Total interest expense	6,348	6,206
Net interest income	28,900	28,692
Provision for loan losses	3,000	8,002
Net interest income after provision for loan losses	25,900	20,690
Non-interest income:
Service charges on deposit accounts	677	436
Gain on sale of loans	39	353
Gain on sale of securities	912	4
Gain on sale of foreclosed assets, net	19	—
Mortgage fee income	402	368
Other	1,244	478
	3,293	1,639
Non-interest expenses:
Salaries and employee benefits	11,191	10,666
Occupancy and equipment expense	2,111	2,069
Data processing	959	860
Professional fees	1,283	1,424
Advertising and business development	845	654
Losses on sale and writedowns of foreclosed assets, net	434	168
Foreclosed assets, net of rental income	219	250
Other expense	3,531	4,156
	20,573	20,247
Income before income taxes and non-controlling interest	8,620	2,082
Income tax (benefit) expense	2,737	(14,640)
Income before non-controlling interest	5,883	16,722
Net income attributable to non-controlling interest	—	54
Net income applicable to First Community Financial Partners, Inc.	5,883	16,668
Dividends and accretion on preferred shares	(526)	(963)
Gain on redemption of preferred shares	5	4,933
Net income applicable to common shareholders	$5,362	$20,638

Common share data
Basic earnings per common share	$0.32	$1.31
Diluted earnings per common share	0.32	1.29
Weighted average common shares outstanding for basic earnings per common share	16,515,489	15,772,940
Weighted average common shares outstanding for diluted earnings per common share	16,741,215	15,973,852

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013
	(in thousands)
Net income	$5,883	$16,668

Unrealized holding (losses) gains on investment securities	1,619	(1,665)
Reclassification adjustments for gains included in net income	(912)	(4)
Tax effect of realized and unrealized gains and losses on investment securities	(276)	648
Other comprehensive income (loss), net of tax	431	(1,021)

Comprehensive income	$6,314	$15,647

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2014 and 2013

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total

	(in thousands, except share data)
Balance, December 31, 2012	$—	$22,000	$672	$12,175	$70,113	$(33,019)	$1,198	$—	$14,792	$87,931
Net income	—	—	—	—	—	16,668	—	—	54	16,722
Other comprehensive income, net of tax	—	—	—	—	—	—	(1,021)	—	(1)	(1,022)
Repurchase of preferred shares	—	(16,824)	—	—	—	4,933	—	—	—	(11,891)
Repurchase of common shares	—	—	—	—	—	—	—	(60)	—	(60)
Sale of common shares	—	—	—	—	—	—	—	60	—	60
Issuance of 4,000,537 shares of common stock and repurchase of minority interest	—	—		4,001	10,190	—	148	—	(14,845)	(506)
Issuance of 250,000 warrants	—	—	—	—	277	—	—	—	—	277
Issuance of 157,644 shares of common stock for restricted stock awards and amortization	—	—	—	158	119	—	—	—	—	277
Discount accretion on preferred shares	—	—	220	—	—	(220)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(743)	—	—	—	(743)
Stock based compensation expense	—	—	—	—	542	—	—	—	—	542
Balance, December 31, 2013	—	5,176	892	16,334	81,241	(12,381)	325	—	—	91,587
Net income	—	—	—	—	—	5,883	—	—	—	5,883
Other comprehensive loss, net of tax	—	—	—	—	—	—	431	—	—	431
Repurchase of preferred shares	—	(5,176)	(1,093)	—	—	5	—	—	—	(6,264)
Discount accretion on preferred shares	—	—	201	—	—	(201)	—	—	—	—
Dividends on preferred shares	—	—	—	—	—	(325)	—	—	—	(325)
Issuance of 334,420 shares of common stock for restricted stock awards and amortization	—	—	—	334	(421)	—	—	—	—	(87)
Stock based compensation expense	—	—	—	—	828	—	—	—	—	828
Balance, December 31, 2014	$—	$—	$—	$16,668	$81,648	$(7,019)	$756	$—	$—	$92,053

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years ended December 31,
	2014	2013
	(in thousands)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$5,883	$16,668
Net income attributable to non-controlling interest	—	54
Net income before non-controlling interest	5,883	16,722
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	737	601
Provision for loan losses	3,000	8,002
(Gain) loss on sale of foreclosed assets, net	(2)	29
Writedown of foreclosed assets	417	139
Net amortization of deferred loan fees	(75)	(106)
Warrant accretion	28	22
Depreciation and amortization of premises and equipment	1,250	1,165
Realized gains on sales of securities available for sale, net	(912)	(4)
Proceeds from life insurance	412	—
Increase in cash surrender value of life insurance	(222)	(147)
Deferred income taxes expense (benefit)	2,272	(14,566)
Proceeds from sale of loans	9,446	13,545
Gain on sale of loans	(39)	(353)
Net increase in mortgage loans held for sale	(738)	—
Net decrease in loans held for sale	2,619	—
(Increase) decrease in accrued interest receivable and other assets	(378)	844
Increase (decrease) in accrued interest payable and other liabilities	(1,857)	1,468
Restricted stock compensation expense	828	814
Stock option compensation expense	—	5
Net cash provided by operating activities	22,669	28,180
Cash Flows From Investing Activities
Net change in interest bearing deposits in banks	9,625	102,860
Activity in securities available for sale:
Purchases	(126,494)	(61,682)
Maturities, prepayments and calls	28,408	25,620
Sales	71,597	1,441
Purchases of non-marketable equity securities	(400)	—
Net (increase) in loans	(51,405)	(48,451)
Purchases of premises and equipment	(4,239)	(555)
Proceeds from sale of foreclosed assets	1,567	1,444
Net cash provided by (used in) investing activities	(71,341)	20,677
Cash Flows From Financing Activities
Net (decrease) increase in deposits	44,009	(55,261)
Net (decrease) increase in other borrowings	3,966	(132)
Proceeds from issuance of subordinated debt	9,800	15,500
Cash paid on cancellation of restricted shares	—	(508)
Dividends paid on preferred shares	(325)	(743)
Repurchase of preferred shares	(6,264)	(11,891)
Cash received for sale of treasury stock	—	60
Net cash (used in) provided by financing activities	51,186	(52,975)
Net change in cash and due from banks	2,514	(4,118)
Cash and due from banks:
Beginning	10,815	14,933
Ending	$13,329	$10,815
(continued)

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
	Years ended December 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$6,428	$6,042
Cash payments for income taxes	—	137
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	96	2,609
Transfer of loans to held for sale	—	15,811
Issuance of warrants	—	277
Acquisition of treasury stock in partial settlement of loans	—	60

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of First Community Financial Partners, Inc. (the “Company” or “First Community”) and its subsidiaries, including its wholly-owned bank subsidiary, First Community Financial Bank (the “Bank”), based in Plainfield, Illinois, and other wholly-owned real estate holding entities.

All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of operations: First Community is a bank holding company providing a full range of financial services to individuals and corporate clients through the Bank.

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

Non-marketable equity securities: The Company owns common stock issued by the FHLB. No ready market exists for these stocks, and they have no quoted market values. The Bank, as a member of the FHLB, is required to maintain an investment in the capital stock of the FHLB. The stock is redeemable at par value by the FHLB, and is therefore, carried at cost and periodically evaluated for impairment. The Company records dividends in income on the date received.

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

TDRs are classified as impaired loans. TDRs are reviewed at the time of modification and on a quarterly basis to determine if a specific reserve is needed. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a specific reserve. Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms. A period of sustained repayment for at least six months generally is required for return to accrual status. This may result in the loan being returned to accrual at the time of restructuring. A loan that is modified at a market rate of interest will not be classified as a TDR in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.

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

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to ensure repayment of loans and mitigate loss exposure. As part of the underwriting process, the Company examines current and projected cash flows to determine the ability of the borrower to repay its obligation as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and usually incorporate a personal guarantee. However, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect amounts due from its customers. Agricultural production loans are subject to underwriting standards and processes similar to commercial loans.

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

Cash surrender value of life insurance: The Bank has purchased bank-owned life insurance policies on certain executives. Bank-owned life insurance is recorded at its cash surrender value. Changes in the cash surrender values and death proceeds after recovery of cash surrender values are included in non-interest income.

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

The transfer of a participating interest in an entire financial asset must also meet the definition of a participating interest. A participating interest in a financial asset has all of the following characteristics: (1) from the date of transfer, it must represent a proportionate (pro rata) ownership interest in the financial asset, (2) from the date of transfer, all cash flows received, except any cash flows allocated as any compensation for servicing or other services performed, must be divided proportionately among participating interest holders in the amount equal to their share ownership, (3) the rights of each participating interest holder must have the same priority, (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to do so.

Income taxes: Deferred taxes are provided using the liability method. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely- -than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company adopted the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The adoption of this standard did not have a significant impact on the Company and there are no uncertain tax positions as of December 31, 2014 and 2013.

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

The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2011.

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

Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale net of deferred taxes, are reported as a separate component of the equity section of the balance sheets, such items, along with net income, are components of comprehensive income. The amounts reclassified from accumulated other comprehensive income are included in “gain on sale of securities” in the consolidated statements of operations.

Basic and diluted earnings per common share: Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (amounts in thousands, except common share data).

	Years Ended December 31,
	2014	2013

Undistributed earnings allocated to common stock	$5,883	$16,668
Less: preferred stock dividends and discount accretion	(526)	(963)
Redemption of preferred shares	5	4,933
Net income allocated to common stock	$5,362	$20,638

Weighted average shares outstanding for basic earnings per common share	16,515,489	15,772,940
Dilutive effect of stock-based compensation and warrants	225,726	200,912
Weighted average shares outstanding for diluted earnings per common share	16,741,215	15,973,852

Basic income per common share	$0.32	$1.31
Diluted income per common share	0.32	1.29

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

Note 2.	Securities Available for Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Government sponsored enterprises	$30,904	$83	$36	$30,951
Residential collateralized mortgage obligations	44,095	241	62	44,274
Residential mortgage backed securities	27,208	137	128	27,217
State and political subdivisions	65,240	1,096	91	66,245
	$167,447	$1,557	$317	$168,687
December 31, 2013
Government sponsored enterprises	$22,185	$122	$30	$22,277
Residential collateralized mortgage obligations	23,444	123	330	23,237
Residential mortgage backed securities	27,924	169	87	28,006
Corporate securities	29,013	155	76	29,092
State and political subdivisions	38,217	665	178	38,704
	$140,783	$1,234	$701	$141,316

Securities with a fair value of $40.5 million and $41.0 million were pledged as collateral on public funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law as of December 31, 2014 and 2013, respectively.

The amortized cost and fair value of debt securities available for sale as of December 31, 2014, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$13,045	$13,113
Over 1 year through 5 years	29,174	29,572
5 years through 10 years	41,339	41,552
Over 10 years	12,586	12,959
Residential collateralized mortgage obligations and mortgage backed securities	71,303	71,491
	$167,447	$168,687

There were gross realized gains of $912,000 and $4,000 on the sales of securities during years ended December 31, 2014 and 2013, respectively.

There were no gross realized losses during the years ended December 31, 2014 and 2013.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believes were other-than-temporarily impaired, at December 31, 2014 and 2013.

The unrealized losses in the portfolio at December 31, 2014, resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to sell and does not believe it will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 3.	Loans

A summary of the balances of loans follows (in thousands):

	December 31, 2014	December 31, 2013
Construction and Land Development	$18,700	$20,745
Farmland and Agricultural Production	9,350	8,505
Residential 1-4 Family	100,773	86,770
Multifamily	24,426	21,939
Commercial Real Estate	353,973	344,750
Commercial	171,452	159,427
Consumer and other	10,706	10,315
	689,380	652,451
Net deferred loan fees	(187)	(320)
Allowance for loan losses	(13,905)	(15,820)
	$675,288	$636,311

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2014 and December 31, 2013 (in thousands):

December 31, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$18,619	$—	$81	$—	$18,700	$—	$18,700
Farmland and Agricultural Production	9,350	—	—	—	9,350	—	9,350
Residential 1-4 Family	100,285	—	109	—	100,394	379	100,773
Multifamily	24,426	—	—	—	24,426	—	24,426
Commercial Real Estate
Retail	91,725	—	—	—	91,725	—	91,725
Office	44,255	—	—	—	44,255	—	44,255
Industrial and Warehouse	57,410	—	—	—	57,410	1,907	59,317
Health Care	26,974	—	—	—	26,974	—	26,974
Other	128,940	—	—	—	128,940	2,762	131,702
Commercial	169,395	—	118	50	169,563	1,889	171,452
Consumer and other	10,695	1	—	—	10,696	10	10,706
Total	$682,074	$1	$308	50	$682,433	$6,947	$689,380

December 31, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$16,309	$—	$—	$—	$16,309	$4,436	$20,745
Farmland and Agricultural Production	8,505	—	—	—	8,505	—	8,505
Residential 1-4 Family	85,965	67	57	—	86,089	681	86,770
Multifamily	21,342	—	—	—	21,342	597	21,939
Commercial Real Estate
Retail	86,896	—	—	—	86,896	7,358	94,254
Office	35,659	—	—	—	35,659	436	36,095
Industrial and Warehouse	63,825	—	—	351	64,176	—	64,176
Health Care	34,771	—	—	—	34,771	—	34,771
Other	109,305	1,685	—	—	110,990	4,464	115,454
Commercial	154,586	—	—	—	154,586	4,841	159,427
Consumer and other	10,273	11	1	—	10,285	30	10,315
Total	$627,436	$1,763	$58	$351	$629,608	$22,843	$652,451

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. Therefore, there was no balance to report at December 31, 2014 and 2013.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of December 31, 2014 and December 31, 2013 (in thousands):

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$14,900	$3,800	$—	$—	$18,700
Farmland and Agricultural Production	9,350	—	—	—	9,350
Multifamily	24,426	—	—	—	24,426
Commercial Real Estate
Retail	78,258	13,467	—	—	91,725
Office	44,255	—	—	—	44,255
Industrial and Warehouse	56,316	1,094	—	1,907	59,317
Health Care	26,974	—	—	—	26,974
Other	121,526	4,185	3,329	2,662	131,702
Commercial	159,648	8,706	2,116	982	171,452
Total	$535,653	$31,252	$5,445	$5,551	$577,901

December 31, 2014	Performing	Non-performing	Total
Residential 1-4 Family	$100,394	$379	$100,773
Consumer and other	10,696	10	10,706
Total	$111,090	$389	$111,479

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$10,213	$6,008	$4,524	—	$20,745
Farmland and Agricultural Production	8,505	—	—	—	8,505
Multifamily	20,629	713	597	—	21,939
Commercial Real Estate
Retail	71,489	15,407	4,768	2,590	94,254
Office	35,115	544	436	—	36,095
Industrial and Warehouse	63,531	645	—	—	64,176
Health Care	34,771	—	—	—	34,771
Other	105,896	2,228	3,681	3,649	115,454
Commercial	148,224	5,899	3,175	2,129	159,427
Total	$498,373	$31,444	$17,181	8,368	$555,366

December 31, 2013	Performing	Non-performing	Total
Residential 1-4 Family	$86,089	$681	$86,770
Consumer and other	10,285	30	10,315
Total	$96,374	$711	$97,085

Non-performing loans include those on non-accrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the years ended December 31, 2014 and 2013 (in thousands):

December 31, 2014	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$2,711	$427	$1,440	$97	$7,812	$3,183	$150	$15,820
Provision for loan losses	(840)	32	(9)	(30)	560	3,119	168	3,000
Loans charged-off	(1,186)	—	(264)	—	(2,836)	(2,321)	(26)	(6,633)
Recoveries of loans previously charged-off	73	—	32	—	1,292	315	6	1,718
Ending balance	$758	$459	$1,199	$67	$6,828	$4,296	$298	$13,905

December 31, 2013
Allowance for loan losses:
Beginning balance	$4,755	$472	$2,562	$209	$11,655	$3,075	$150	$22,878
Provision for loan losses	(2,219)	(50)	(196)	(112)	4,274	5,710	595	8,002
Loans charged-off	(1,295)	—	(1,192)	—	(8,511)	(6,229)	(604)	(17,831)
Recoveries of loans previously charged-off	1,470	5	266	—	394	627	9	2,771
Ending balance	$2,711	$427	$1,440	$97	$7,812	$3,183	$150	$15,820

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of December 31, 2014 and December 31, 2013 (in thousands):

December 31, 2014	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$29	$—	$—	$561	$—	$590
Collectively evaluated for impairment	758	459	1,170	67	6,828	3,735	298	13,315
Ending balance	$758	$459	$1,199	$67	$6,828	$4,296	$298	$13,905
Loans:
Individually evaluated for impairment	$—	$—	$2,020	$—	$9,084	$4,495	$11	$15,610
Collectively evaluated for impairment	18,700	9,350	98,753	24,426	344,889	166,957	10,695	673,770
Ending balance	$18,700	$9,350	$100,773	$24,426	$353,973	$171,452	$10,706	$689,380

December 31, 2013	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$1,185	—	$45	$—	$1,190	$—	$—	$2,420
Collectively evaluated for impairment	1,526	427	1,395	97	6,622	3,183	150	13,400
Ending balance	$2,711	$427	$1,440	$97	$7,812	$3,183	$150	$15,820
Loans:
Individually evaluated for impairment	$4,436	—	$1,362	$597	$17,363	$4,841	$30	$28,629
Collectively evaluated for impairment	16,309	8,505	85,408	21,342	327,387	154,586	10,285	623,822
Ending balance	$20,745	$8,505	$86,770	$21,939	$344,750	$159,427	$10,315	$652,451

The following tables present additional detail of impaired loans, segregated by class, as of and for the year ended December 31, 2014 and year ended December 31, 2013 (in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,732	1,543	—	1,298	63
Multifamily	—	—	—	119	—
Commercial Real Estate
Retail	—	—	—	707	—
Office	511	510	—	779	25
Industrial and Warehouse	1,994	1,907	—	1,550	—
Health Care	—	—	—	—	—
Other	9,658	6,667	—	6,126	144
Commercial	3,733	3,534	—	4,147	183
Consumer and other	20	11	—	14	—
With an allowance recorded:
Construction and Land Development	—	—	—	887	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	477	477	29	637	31
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	1,907	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	1,084	—
Commercial	1,312	961	561	453	—
Consumer and other	—	—	—	—	—
Total	$19,437	$15,610	$590	$19,708	$446

December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$1,227	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,129	681	—	3,384	—
Multifamily	597	597	—	168	—
Commercial Real Estate
Retail	4,108	2,590	—	1,610	—
Office	3,055	3,055	—	3,359	—
Industrial and Warehouse	2,486	2,486	—	3,548	93
Health Care	—	—	—	—	—
Other	7,497	4,464	—	8,818	—
Commercial	9,441	4,841	—	7,718	—
Consumer and other	187	30	—	317	—
With an allowance recorded:
Construction and Land Development	4,436	4,436	1,185	1,127	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	681	681	45	1,209	8
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	5,980	4,768	1,190	954	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	1,260	—
Commercial	—	—	—	1,134	—
Consumer and other	—	—	—	—	—
Total	$39,597	$28,629	$2,420	$35,833	$101

The following table presents TDRs and the financial effects of the TDRs during the years ended December 31, 2014 and 2013 (in thousands, except number of contracts):

Year Ended December 31, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs and Specific Reserves
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	1	41	41	—
Multifamily	—	—		—
Commercial Real Estate
Retail	1	931	1,041	—
Office	1	511	511	—
Industrial and Warehouse	—	—	—	—
Health Care	—	—	—	—
Other	2	1,815	1,855	265
Commercial	1	413	544	—
Consumer and other	—	—	—	—
	6	$3,711	$3,992	$265
Year Ended December 31, 2013
Construction and Land Development	—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—
Residential 1-4 Family	2	349	279	178
Multifamily	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—
Office	—	—	—	—
Industrial and Warehouse	1	2,567	2,567	—
Health Care	—	—	—	—
Other	—	—	—	—
Commercial	—	—	—	—
Consumer and other	—	—	—	—
	3	$2,916	$2,846	$178

During the year ended December 31, 2014, there were $3.7 million in TDRs added, of which $3.67 million were the result of the payment of real estate taxes and $41,000 was the result of a payment concession. During the year ended December 31, 2013 there were $2.9 million in TDRs added, of which $2.6 million were the result of interest rate reductions to interest only and $349,000 were the result of interest rate reductions to below a market rate of interest. Of the TDRs entered into during the past twelve months, none subsequently defaulted during the year ended December 31, 2014. Performing TDRs are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

TDRs that were accruing were $2.8 million and $3.2 million, respectively, as of December 31, 2014 and December 31, 2013. TDRs that were non-accruing were $2.8 million and $5.1 million, respectively, as of December 31, 2014 and December 31, 2013.

The following presents a rollfoward activity of TDRs (in thousands except number of loans):

	Years ended December 31,
	2014		2013
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
Balance, beginning	$8,274	11	$32,594	49
Additions to troubled debt restructurings	3,711	6	2,916	3
Removal of troubled debt restructurings	—	—	(6,118)	(4)
Charge-offs and partial charge-offs related to troubled debt restructurings	(780)	—	(3,524)	—
Transfers to other real estate owned	(30)	—	(2,230)	(3)
Repayments	(5,554)	(7)	(15,364)	(34)
Balance, ending	$5,621	10	$8,274	11

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

	Years ended December 31,
	2014	2013
Balance, beginning	$30,896	$51,473
New loans	8,713	2,777
Repayments and other reductions	(3,117)	(10,884)
Transfer from related party status	(1,873)	(12,470)
Balance, ending	$34,619	$30,896

No loans to executive officers, directors, and their affiliates were past due greater than 90 days at December 31, 2014 or 2013.

Note 4.	Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2014	2013

Land	$4,226	$3,684
Building and building improvements	17,793	14,492
Furniture and equipment	4,036	3,641
	26,055	21,817
Less: accumulated depreciation	6,686	5,437
	$19,369	$16,380

Depreciation and amortization expense was $1.3 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.

Rent expense for banking facilities was $301,000 and $382,000 for the years ended December 31, 2014 and 2013, respectively.

The Company leases office space for certain branches and loan production offices. The future minimum annual rental commitments for the noncancelable leases of these spaces are as follows (in thousands):

2015	$103
2016	103
2017	103
2018	103
2019	103
Thereafter	689
$1,204

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes. Certain leases also provide for increased rental payments up to 3%.

During 2013 and 2014, pursuant to its lease agreement with MCM Building LLC, the lessor, dated December 1, 2010, FCB Joliet, and the Bank as successor to FCB Joliet, made lease payments to MCM Building LLC in an aggregate amount of approximately $236,000 in 2013 and $59,000 in 2014 with respect to FCB Joliet’s branch located at 25407 South Bell Road, Channahon, Illinois 60410. Following the Consolidation, this branch and lease are maintained by the Bank. In 2013, MCM Building LLC was owned (i) 70% by Roger A. D’Orazio, a First Community director until his resignation in July 2014, (ii) 10% by Rex Easton, a First Community director, (iii) 10% by Terry D’Orazio, the brother of Roger A. D’Orazio, and (iv) 10% by Keith Rezin, a director of the Bank. In March 2014, the Company purchased this building from MCM Building LLC for $3.3 million.

Note 5.	Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. An analysis of the foreclosed assets and the related provision for losses is as follows (in thousands):

	Years ended December 31,
	2014	2013

Beginning Balance	$4,416	$3,419
Transfers of loans	96	2,609
Writedown to realizable value	(417)	(139)
Gain (loss) on sale of foreclosed assets	2	(29)
Proceeds on sale	(1,567)	(1,444)
Ending Balance	$2,530	$4,416

Expenses applicable to foreclosed assets include the following:

	Years ended December 31,
	2014	2013

Writedown to realizable value	$417	$139
Operating expenses, net of rental income	219	250
	$636	$389

Note 6.	Deposits

The composition of interest bearing deposits is as follows (in thousands):

	December 31, 2014	December 31, 2013
NOW and money market accounts	$269,977	$240,537
Savings	30,211	24,399
Time deposit certificates of $250,000 or more	50,682	58,298
Time deposit certificates of $100,000 to $250,000	145,506	165,138
Other time deposit certificates	114,705	125,074
	$611,081	$613,446

At December 31, 2014 and December 31, 2013, brokered deposits amounted to $9.1 million and $4.8 million, respectively, which are included in other time deposit certificates.

At December 31, 2014, maturities of certificates of deposit are summarized as follows (in thousands):

2015	149,578
2016	98,487
2017	31,316
2018	19,301
2019	12,211
$310,893

Deposits from related parties held by the Bank at December 31, 2014 and 2013 amounted to approximately $38.5 million and $34.9 million, respectively.

Note 7.	Subordinated Debt

The following table summarizes subordinated debt outstanding at December 31, 2014 and 2013 (dollars in thousands):

Date of issuance	Call date	Maturity Date	Interest rate	2014	2013

May 8, 2009	May 8, 2014	May 8, 2019	8.0%	$4,060	$4,060
March 12, 2013	March 12, 2015	March 12, 2023	9.0%	9,773	9,745
September 30, 2013	September 30, 2018	September 30, 2021	8.625%	5,500	5,500
October 31, 2014	October 31, 2019	October 31, 2022	7.0%	9,800	—
Total subordinated debt				$29,133	$19,305
In May 2009, the Company completed a private placement offering to individual accredited investors of $4.1 million of 8% Series A non-cumulative convertible preferred stock (the “Series A Preferred Stock”) with a purchase price and liquidation preference of $1,000 per share. The Series A Preferred Stock was convertible to common stock at $10.00 per share on or after five years. On July 9, 2009, each share of Series A Preferred Stock was, automatically and without any action on the part of the holder thereof, exchanged for Company subordinated notes in the same face amount as the shares for which they were exchanged. The holders of the notes are entitled to interest at 8.0% payable annually, and the notes will mature on the tenth anniversary from the date of issuance. The notes are redeemable by the Company on or after five years of the date of issuance, in whole or in part. The notes are convertible to common stock at $10.00 per share on or after five years. The outstanding balance at December 31, 2014 and December 31, 2013 was $4.1 million.

On March 12, 2013, the Company completed a private placement offering of $10.0 million of subordinated indebtedness coupled with warrants to purchase in the aggregate 250,000 shares of Company common stock at a price of $4.00 per share. These securities were offered in denominations of $10,000 per note evidencing the subordinated indebtedness along with a warrant to purchase 250 shares of Company common stock at $4.00 per share. The subordinated indebtedness bears interest at an annual rate of 9.0% and will mature on the tenth anniversary from the date of issuance. Interest on the subordinated indebtedness has been accruing from the date of issuance and is payable semi-annually, in arrears. The warrants will remain outstanding following any such redemption of the subordinated indebtedness, and will have a term of ten years from the date of issuance, whereafter they will expire. The notes are redeemable by the Company on or after two years from the date of issuance, in whole or in part, at a price equal to 100% of the outstanding principal amount of such note redeemed. Proceeds from the private placement were allocated to the two instruments based on the relative fair values of the subordinated indebtedness without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants was approximately $277,000 and was accounted for as paid-in capital at estimated fair value. The remainder of the discount was allocated to the subordinated indebtedness as part of the transaction. The discount will be accreted over the term of the warrants using the interest method. The outstanding balance net of the associated discount was $9.8 million and $9.7 million at December 31, 2014 and 2013, respectively.
On September 30, 2013, the Company completed a private placement offering of $5.5 million of subordinated indebtedness. These securities were offered in denominations of $1,000 per note. The subordinated notes will mature on the eighth anniversary of the issuance of the notes. The Company will have the option to redeem the notes in whole or part, upon the occurrence of certain events affecting the regulatory capital or tax treatment of the notes prior to the fifth anniversary of the issuance. The holders of the notes are entitled to interest at 8.625% payable quarterly, in arrears. On or after the fifth anniversary of the effective date of the subordinated notes, the Company may redeem the notes, in whole or in part. The outstanding balance was $5.5 million at December 31, 2014 and 2013.
On October 31, 2014, the Company completed a private placement offering of $9.8 million of subordinated indebtedness. These securities were offered in denominations of $10,000 per note. The subordinated notes will mature on the eighth anniversary of the issuance of the notes. The Company will have the option to redeem the notes in whole or part, upon the occurrence of certain events affecting the regulatory capital or tax treatment of the notes prior to the fifth anniversary of the issuance. The holders of the notes are entitled to interest at 7.0% payable semi-annually, in arrears. On or after the fifth anniversary of the effective date of the subordinated notes, the Company may redeem the notes, in whole or in part. The outstanding balance was $9.8 million at December 31, 2014.
A portion of the Company’s subordinated debt is held by related parties.

Note 8.	Other Borrowed Funds

The composition of other borrowed funds is as follows (in thousands):

	December 31, 2014	December 31, 2013
Securities sold under agreements to repurchase	$29,059	$24,896
Mortgage note payable	470	667
	$29,529	$25,563

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

Information pertaining to securities sold under agreements to repurchase as of December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
Sweep repurchase agreements	$29,059	$24,896
Weighted average rate	0.10%	0.11%
Securities underlying the agreements:
Carrying value	$30,787	$28,195
Fair value	$31,042	$28,180

The securities underlying the agreements as of December 31, 2014 and 2013 were under the Company’s control in safekeeping at third-party financial institutions. The sweep agreements generally mature within one day from the transaction date.

In conjunction with the purchase of a building in Burr Ridge, Illinois, a $1.0 million mortgage note was signed on February 28, 2012. The terms of the note require monthly payments at a fixed rate of 6.0% amortized over a period of five years.

At December 31, 2014, future principal payments on the note are as follows (in thousands):

2015	$210
2016	222
2017	38
$470

To secure advances from the FHLB, the Bank is party to a collateral pledge agreement whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans, home equity loans and commercial real estate loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans, of the outstanding secured advances from the FHLB.  The Bank had $267.2 million and $74.2 million of loans pledged as collateral for FHLB advances as of December 31, 2014 and 2013, respectively.  There were no advances outstanding at December 31, 2014 and 2013, respectively.

The Bank has also entered into collateral pledge agreements, with the Federal Reserve whereby the Bank pledges commercial and agricultural loans to the Federal Reserve, which allows the Bank to borrow on a short term basis, typically overnight from the Federal Reserve Discount Window.  The Bank had $99.8 million and $87.1 million of loans pledged as collateral under these agreements as of December 31, 2014 and 2013, respectively. There were no borrowings outstanding at December 31, 2014 and 2013.

Note 9.	Income Taxes

Income tax (benefit) expense recognized is as follows (in thousands):

	For years ended December 31,
	2014	2013
Current	$464	$535
Deferred	2,273	424
Change in valuation allowance	—	(15,599)
	$2,737	$(14,640)

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	For years ended December 31,
	2014	2013
Federal income tax at statutory rate	$3,017	$729
Increase (decrease) due to:
Valuation allowance	—	(15,599)
State income tax, net of federal benefit	541	131
Benefit of income taxed at lower rate	(86)	(21)
Tax exempt income	(356)	(234)
Cash surrender value of life insurance	(186)	(50)
Other	(193)	404
Federal income tax	$2,737	$(14,640)

Deferred tax assets and liabilities consist of (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Allowance for loan losses	$4,836	$5,390
Organization expenses	262	291
Merger expenses	156	168
Net operating losses	8,320	10,315
Contribution carryforward	38	33
Non-qualified stock options	860	860
Restricted stock	—	92
Foreclosed assets	291	393
Tax credits	374	291
Other	76	—
	15,213	17,833
Deferred tax liabilities:
Depreciation	(334)	(362)
Unrealized gains on securities available for sale	(484)	(208)
Other	(162)	(482)
	(980)	(1,052)
Net deferred tax asset	$14,233	$16,781

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
Prior to the Consolidation in 2013, the Company determined a valuation allowance was necessary for two of those bank charters as of December 31, 2012, largely based on negative evidence including cumulative losses caused by credit losses in its loan portfolio and general uncertainty surrounding future economic and business conditions.
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
The Company had a federal net operating loss carryforward of $20.3 million and $25.2 million that can be used to offset future regular corporate federal income tax as of December 31, 2014 and 2013, respectively. This net operating loss carryforward expires between the years ended December 31, 2030 and December 31, 2033. The Company had an Illinois net operating loss carryforward of $22.6 million and $27.7 million that can be used to offset future regular corporate state income tax as of December 31, 2014 and 2013, respectively. These Illinois net operating loss carryforwards will expire between the years ended December 31, 2025 and December 31, 2028.

Note 10.	Benefit Plan

The Company has a 401(k) plan that covers substantially all employees. Participants make tax-deferred contributions. The Company matches contributions equal to 100% of each participant’s contribution up to 6%. Expense of the plan is based on the annual contributions and was $437,000 and $426,000 for the years ended December 31, 2014 and 2013, respectively.

Note 11.	Stock Compensation Plans

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

On December 18, 2014, the Company amended the 2013 Equity Incentive Plan to increase the shares of the Company’s common stock that has been reserved for the granting of awards by 900,000 shares to 1,000,000 shares.

There were no options granted for the years ended December 31, 2014 and 2013.

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	December 31, 2014			December 31, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,091,204	$7.00	$—	1,870,487	$7.83	$681
Granted	—	—		—	—
Exercised	—	—		—	—
Canceled	—	—		(736,583)	9.12
Expired	—	—		—	—
Forfeited	(1,800)	8.86		(42,700)	6.68

Outstanding at end of period	1,089,404	$7.00	$—	1,091,204	$7.00	$—

Exercisable at end of period	1,089,404	$7.00	$—	1,091.204	$7.00	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $0 and $5,000 in compensation expense related to the options for the year ended December 31, 2014 and 2013, respectively. At December 31, 2014, there was no further compensation expense to be recognized related to outstanding stock options.

In June 2014, the Board of Directors approved the extension in the expiration period of 370,376 of the options granted for an additional 5 year period. This adjustment is reflected in the contractual terms of the options outstanding below. Information pertaining to options outstanding at December 31, 2014, is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable

First Community Financial Partners, Inc.
$5.00	364,376	4.5	364,376
$5.53	6,000	5.3	6,000
$6.25	30,600	4.9	30,600
$6.38	10,000	1.3	10,000
$7.50	434,300	2.6	434,300
$8.00	4,000	4.7	4,000
$9.25	240,128	3.4	240,128
	1,089,404		1,089,404

There were no options vested during the year ended December 31, 2014.

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

The Company recognized compensation expense of $828,000 and $814,000, respectively, for the years ended December 31, 2014 and 2013, related to the 2008 and 2013 Equity Incentive Plans, the year ended December 31, 2013 included $385,000 in expense related to the canceled FCB Plainfield awards. Total unrecognized compensation expense related to restricted stock grants was $34,000 as of December 31, 2014.

The following is a summary of non-vested restricted stock units:

	December 31, 2014		December 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	538,261	$3.43	301,701	$2.52
Granted	129,000	4.45	468,737	3.82
Vested	(453,160)	3.48	(160,477)	1.81
Canceled	—	—	(55,700)	7.03
Forfeited	(2,081)	3.97	(16,000)	1.50
Non-vested shares, end of period	212,020	$3.95	538,261	$3.43

Note 12.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	December 31, 2014	December 31, 2013
Commitments to extend credit	$132,693	$116,572
Standby letters of credit	10,169	17,497
Commercial and similar letters of credit	$440	$—
	$143,302	$134,069

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Company would be entitled to seek recovery from the customer. At December 31, 2014 and 2013, there was $0 and $220,000, respectively, recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Note 13.	Capital and Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined in the applicable regulations. Management believes, as of December 31, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. As of such date, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

The Company’s and the Bank’s capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital (to risk-weighted assets)
Consolidated	$115,341	15.28%	$60,400	8.00%	N/A	N/A
First Community Financial Bank	111,470	14.79	60,289	8.00	$75,361	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	77,547	10.27%	30,200	4.00%	N/A	N/A
First Community Financial Bank	101,997	13.53	30,144	4.00	45,217	6.00%
Tier 1 Capital (to average assets)
Consolidated	77,547	8.55%	36,281	4.00%	N/A	N/A
First Community Financial Bank	101,997	11.23	36,324	4.00	45,405	5.00%
December 31, 2013
Total capital (to risk-weighted assets)
Consolidated	$103,635	13.55%	$61,177	8.00%	N/A	N/A
First Community Financial Bank	100,758	12.93	62,357	8.00	$77,947	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	74,688	9.77	30,588	4.00	N/A	N/A
First Community Financial Bank	91,116	11.69	31,179	4.00	46,768	6.00
Tier 1 Capital (to average assets)
Consolidated	74,688	8.87%	33,680	4.00%	N/A	N/A
First Community Financial Bank	91,116	10.81	33,707	4.00	42,133	5.00%

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital do not qualify or their qualifications have changed when the Basel III rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.

Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits, after first deducting their losses (including any accumulated deficit) and provision for loan losses. The payment of dividends by any bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Moreover, the FDIC prohibits the payment of any dividends by a bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the FDIC places restrictions on dividend payments during the first seven years of a new bank’s operations, after which time allowing cash dividends to be paid only from net operating income and does not permit dividends to be paid until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. There were no common share dividends paid during the years ended December 31, 2014 and 2013 by the Company or the Bank.

Note 14.	Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$30,951	$—	$30,951	$—
Residential collateralized mortgage obligations	44,274	—	44,274	—
Residential mortgage backed securities	27,217	—	27,217	—
State and political subdivisions	66,245	—	64,731	1,514
Derivative financial instruments	314	—	314	—
Financial Liabilities
Derivative financial instruments	314	—	314	—

December 31, 2013
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$22,277	—	$22,277	—
Residential collateralized mortgage obligations	23,237	—	23,237	—
Residential mortgage backed securities	28,006	—	28,006	—
Corporate securities	29,092	—	29,092	—
State and political subdivisions	38,704	—	35,985	2,719
Derivative financial instruments	324	—	324	—
Financial Liabilities
Derivative financial instruments	324	—	324	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2014. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2013	$2,719
Total gains or losses (realized/unrealized) included in other comprehensive income	14
Included in earnings	—
Purchases	—
Paydowns and maturities	(1,219)
Transfers in and/or out of Level 3	—
Ending balance, December 31, 2014	$1,514

Beginning balance, December 31, 2012	$4,282
Total gains or losses (realized/unrealized) included in other comprehensive income	16
Included in earnings	—
Purchases	—
Paydowns and maturities	(1,579)
Transfers in and/or out of Level 3	—
Ending balance, December 31, 2013	$2,719

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

December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Mortgage loans held for sale	$738	$—	$—	$738
Impaired loans	$15,020	$—	$—	$15,020
Foreclosed assets	2,530	—	—	2,530

December 31, 2013
Financial Assets
Impaired loans	$26,209	$—	$—	$26,209
Loans held for sale	2,619	—	—	2,619
Foreclosed assets	4,416	—	—	4,416

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
December 31, 2014
Assets
Impaired loans	15,020	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Mortgage loans held for sale	738	Secondary market pricing	Selling costs	—
Foreclosed assets	2,530	Appraisal of Collateral	Selling costs	10%
December 31, 2013
Impaired loans	26,209	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Loans held for sale	2,619	Secondary market pricing	Selling costs	10% to 25%
Foreclosed assets	4,416	Appraisal of Collateral	Selling costs	10%

Impaired loans: Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  The fair value for an impaired loan is generally determined utilizing appraisals for real estate loans and value guides or consultants for commercial and industrial loans and other loans secured by items such as equipment, inventory, accounts receivable or vehicles. In substantially all instances, a 10% discount is utilized for selling costs which includes broker fees and closing costs. It is our general practice to obtain updated values on impaired loans every twelve to eighteen months. In instances where the appraisal is greater than one year old, an additional discount is considered ranging from 5% to 20%. Any adjustment is based on either comparisons from other recent appraisals obtained by the Company on like properties or using third party resources such as real estate brokers or Reis, Inc., a nationally recognized provider of commercial real estate information including real estate values.

As of December 31, 2014 and December 31, 2013, approximately $10.8 million or 69% and $13.2 million, or 46%, of impaired loans were evaluated for impairment using appraisals performed within the last twelve month period, respectively. In addition to appraisals, management performs evaluations and other analysis to update valuations when no appraisal is performed within the prior twelve months.

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

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2014 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$13,329	$13,329	$13,329	$—	$—
Interest bearing deposits in banks	19,667	19,667	19,667	—	—
Securities available for sale	168,687	168,687	—	167,173	1,514
Non-marketable equity securities	1,367	1,367	—	—	1,367
Mortgage loans held for sale	738	738	—	—	738
Loans, net	675,288	675,287	—	—	675,287
Accrued interest receivable	2,396	2,396	2,396	—	670,586
Derivative financial instruments	314	314	—	314	—
Financial liabilities:
Non-interest bearing deposits	158,329	158,329	158,329	—	—
Interest bearing deposits	611,081	604,726	300,188	—	304,538
Subordinated debt	29,133	28,819	—	—	28,819
Other borrowed funds	29,529	28,957	28,957	—	—
Accrued interest payable	1,029	1,029	1,029	—	—
Derivative financial instruments	314	314	—	314	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2013 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$10,815	$10,815	$10,815	$—	$—
Interest bearing deposits in banks	29,292	29,292	29,292	—	—
Securities available for sale	141,316	141,316	—	138,597	2,719
Non-marketable equity securities	967	967	—	—	967
Loans held for sale	2,619	2,619	—	—	2,619
Loans, net	636,311	639,068	—	—	639,068
Accrued interest receivable	2,058	2,058	2,058	—	—
Derivative financial instruments	324	324	—	324	—
Financial liabilities:
Non-interest bearing deposits	111,955	111,955	11,955	—	—
Interest bearing deposits	613,446	605,857	264,936	—	340,921
Subordinated debt	19,305	19,076	—	—	19,076
Other borrowed funds	25,563	25,563	25,563	—	—
Accrued interest payable	1,108	1,108	1,108	—	—
Derivative financial instruments	324	324	—	324	—

Note 15.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with FTN Financial Capital Markets as a means of providing loan terms agreeable to both parties. As of December 31, 2014 and 2013, respectively, there were $3.4 million and $3.5 million outstanding notional values of swaps where the Bank received a variable rate of interest and the client received a fixed rate of interest. This was offset with counterparty contracts where the Bank paid a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $314,000 and $324,000 as of December 31, 2014 and 2013, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income, the net effect of which was immaterial during the years ended December 31, 2014 and 2013. The gross amount of the adjustments to the income statement were $10,000 and $302,000 during the years ended December 31, 2014 and 2013, respectively.

Note 16.	Preferred Stock

In December 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Treasury (“Treasury”), the Company entered into a Letter Agreement and Securities Purchase Agreement with Treasury, pursuant to which the Company (i) sold to Treasury 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), or $22 million in the aggregate, and (ii) issued to Treasury a warrant to purchase 1,100 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), or $1.1 million in the aggregate.  The warrant was immediately exercised for all 1,100 shares of Series C Preferred Stock. The preferred stock had a liquidation value of $1,000 per share.

On July 26, 2012, Treasury announced that all of First Community’s 1,100 shares of Series C Preferred Stock were sold to one or more third parties at $661.50 per share, for an aggregate total of $727,650. On September 13, 2012, Treasury announced that all 22,000 shares of Series B Preferred Stock were sold to one or more third parties at $652.50 per share, for an aggregate total of $14.4 million.

On November 8, 2012, First Community entered into a TARP Securities Purchase Option Agreement with certain of the holders of the Series B Preferred Stock and Series C Preferred Stock. Pursuant to the TARP Securities Purchase Option Agreement, First Community had the option, but was not required, to repurchase from such certain holders their shares of Series B Preferred Stock at a discount. $16,824,000 face amount, or 16,824 shares, of Series B preferred stock were subject to the discount option. The TARP Securities Purchase Option Agreement provided that First Community could achieve a discount upon repurchase between 18.5% and 31% from the $1,000 per share face value of the Series B Preferred Stock if such shares are repurchased, in whole or in part, before September 13, 2014.

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

On December 4, 2014, the Company repurchased all of its remaining outstanding shares of Series B Preferred Stock and Series C Preferred Stock. 5,176 shares of Series B Preferred stock and 1,100 shares of Series C Preferred Stock were repurchased from certain third-party investors at an aggregate purchase price of $6.3 million, which included accrued and unpaid dividends earned on the shares through the date of repurchase. A gain on the retirement of preferred stock of $4,800 was recorded through accumulated deficit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2014, were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of the chief executive officer and the chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on that assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC permitting the Company to provide only a management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
The following table sets forth information regarding our directors as of March 2, 2015:

Name	Age	Title	Director Since	Term Expires
George Barr	60	Director and Chairman of the Board	2006	2016
Peter Coules, Jr.	53	Director	2013	2017
Terrence O. D’Arcy	59	Director	2006	2016
John J. Dollinger	58	Director	2006	2016
Rex D. Easton	63	Director	2006	2017
Vincent E. Jackson	52	Director	2013	2017
Patricia L. Lambrecht	64	Director	2006	2017
Stephen G. Morrissette	53	Director	2006	2015
Daniel Para	62	Director	2013	2015
Michael F. Pauritsch	69	Director	2008	2015
William L. Pommerening	62	Director	2008	2016
Patrick J. Roe	57	President, Chief Operating Officer and Director	2011	2015
Robert L. Sohol	63	Director	2006	2015
Roy C. Thygesen	57	Chief Executive Officer and Director	2013	2017
Dennis G. Tonelli	68	Director	2008	2016
Scott A. Wehrli	45	Director	2008	2017

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

Michael F. Pauritsch. Mr. Pauritsch has been on the board of directors of First Community since 2008. The board of directors has determined he is an “audit committee financial expert” within the meaning of SEC regulations. From 2009 to 2013, he also served as the chairman of the board of directors of Burr Ridge, of which First Community was a stockholder prior to the Consolidation. Since 1976, Mr. Pauritsch has been a partner at Mulcahy, Pauritsch, Salvador & Co., Ltd, an accounting firm. Since 1999, Mr. Pauritsch has served on the business development committees of each of MPS Loria Financial Partners LLC, an investment firm, and Loria Financial Group, LLC, a broker/dealer. We believe that Mr. Pauritsch’s extensive accounting background, including many years of experience as a Certified Public Accountant for small and medium-sized businesses, provides the board of directors with valuable accounting and financial expertise. Moreover, Mr. Paurtisch provides the board with years of experience in the securities industry. Finally, Mr. Pauritsch’s prior service on the boards of First Community and Burr Ridge provides the board with significant historical knowledge.

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

Roy C. Thygesen. Mr. Thygesen has been a director of First Community since 2013. Since 2013, he has also served as the chief executive officer of First Community, and the chief executive officer and a director of First Community Financial Bank. From 2009 to 2013, Mr. Thygesen was the president and chief executive officer, and a director, of Burr Ridge, of which First Community was a stockholder prior to the Consolidation. From 1993 to 2007, Mr. Thygesen served as regional president of a predecessor to BMO Harris Bank, a banking institution, as well as chief executive officer, president, and a director of several of that organization’s wholly owned community bank subsidiaries. Mr. Thygesen possesses a material amount of experience and knowledge in the community banking market in which First Community operates, and his responsibilities at his job prior to commencing work at Burr Ridge, and prior to his appointment to officer positions at First Community and First Community Financial Bank, provide Mr. Thygesen with a substantial level expertise in the banking markets of First Community in the areas of banking business development, commercial lending, cash management and relationship management. We believe that Mr. Thygesen’s continuing expertise in community banking within our local markets, including his knowledge of and experience with Burr Ridge, benefits the board of directors of First Community.

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

Scott A. Wehrli. Mr. Wehrli has been on the board of directors of First Community since 2008. From 2008 to 2013, he was a director of FCB Plainfield, now known as First Community Financial Bank. Since 1997, Mr. Wehrli has served as secretary and treasurer of DuKane Precast, Inc., a Naperville, Illinois producer of pre-stressed, pre-cast concrete wall panels, columns, beams and parking deck components. Mr. Wehrli became a partner of DuKane Precast in 2005, and he also serves as vice president of Naperville Excavating, an excavating company, overseeing its administrative and legal matters. Mr. Wehrli is also active in the communities of Naperville, Illinois and its surrounding areas, including serving presently, and in the past, on numerous city commissions and community groups. We believe that Mr. Wehrli’s service on the board of directors of First Community, and his prior service on the board of directors of FCB Plainfield, has provided him with valuable knowledge of the banking industry. Additionally, Mr. Wehrli’s service with local companies and community focused groups has given him an understanding of corporate governance matters and local issues that are relevant to the board.

Executive Officers

In addition to Mr. Thygesen, our chief executive officer, and Mr. Roe, our president and chief operating officer, the following individual is an executive officer of First Community:

Glen L. Stiteley. Mr. Stiteley, age 44, is the executive vice president and chief financial officer of First Community and First Community Financial Bank. From 2005 to 2013, he served as the senior vice president and chief financial officer of First Community and FCB Joliet. Mr. Stiteley’s skills have assisted First Community as it has grown in size and operations since 2005. Prior to 2005, Mr. Stiteley was a practice leader for the Chicago-based community bank practice of McGladrey & Pullen, LLP and was with the firm from 1995 to 2005. His community bank clients ranged in size from de novo institutions to institutions with $5 billion in assets, including a number of SEC registrants.

Corporate Governance

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. The code of ethics is available on our website at www.fcbankgroup.com. The inclusion of our website address in this annual report does not include or incorporate by reference the information on or accessible through our website into this annual report. We also will furnish copies of the Code of Ethics to any person without charge, upon written request. Requests for copies should be made in writing to First Community Financial Partners, Inc., 2801 Black Road, Joliet, Illinois 60435, Attention: Glen Stiteley.

Identification of Audit Committee and Audit Committee Financial Expert
The Company’s audit committee consists of Messrs. Pauritsch, Dollinger and Sohol, each of whom satisfies the independence requirements under the NASDAQ listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of our audit committee is Mr. Pauritsch, whom our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their employment.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation in 2014 and 2013 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Roy C. Thygesen, Chief Executive Officer	2014	291,700	100,000	—	—	58,620	450,320
	2013	272,950	55,000	—	—	64,320	392,270
Patrick J. Roe, President and Chief Operating Officer	2014	280,000	94,000	—	—	21,195	395,195
	2013	280,000	85,000	—		26,975	391,975
Glen L. Stiteley, Chief Financial Officer	2014	183,188	52,000			17,741	252,929
	2013	162,750	51,778	—	—	10,964	225,492

(1)	Amounts reflect base salary earned in the year, before any deferrals at the officer’s election and including salary increases effective during the year, if any.
(2)
Amounts reflect discretionary annual bonuses earned by the officers. Mr. Thygesen and Mr. Roe received approximately 50% of their 2014 bonus in restricted stock units which vested on February 19, 2015. Mr. Thygesen and Mr. Roe earned $55,000 in 2013, of which approximately 50% was received in restricted stock units vesting February 28, 2014. Mr. Roe received an additional cash bonus of $30,000 in 2013.

(3)	All other compensation includes the following:

Name and Principal Position	Year	401(k) match	Automobile Allowance	Personal Use Company-Owned Automobile	Supplemental Life Insurance	Personal Expense Allowance	Total ($)
Roy C. Thygesen, Chief Executive Officer	2014	15,600	6,000	5,820	10,800	20,400	58,620
Patrick J. Roe, President and Chief Operating Officer	2014	12,195	9,000	—	—	—	21,195
Glen L. Stiteley, Chief Financial Officer	2014	10,991	6,750	—	—	—	17,741

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

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table provides information for each of our named executive officers regarding outstanding stock options and unvested stock awards held by the officers as of December 31, 2014. Market values for outstanding stock awards are based on the closing price of First Community stock on December 31, 2014.

		Option Awards				Stock Awards
Name	Grant Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Roy C. Thygesen	2013	—	—			32,108 (1)	166,962
Patrick J. Roe	2013	—	—			6,570 (1)	34,164
Glen L. Stiteley	2010	1,000	—	7.50	1/20/2020	—	—
	2009	1,000	—	9.25	1/21/2019	—	—
	2008	2,000	—	9.25	1/16/2018	—	—
	2007	8,000	—	7.50	7/1/2017	—	—
	2007	4,000	—	7.50	1/17/2017	—	—
	2005	10,000	—	6.25	11/16/2020	—	—

(1) Represents a grant of restricted stock units in 2013 in exchange for stock options outstanding at the time of the Consolidation, which remaining units are vested on March 1, 2015.

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

Director Compensation

The following table sets forth information regarding compensation in 2014 for each of those individuals who are our nonemployee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	Total ($)
George Barr	—	38,673	—	38,673
Peter Coules, Jr.	—	17,465	—	17,465
Terrence O. D’Arcy	—	17,465	—	17,465
John J. Dollinger	—	17,465	—	17,465
Rex D. Easton	—	17,465	—	17,465
Vincent E. Jackson	—	14,970	—	14,970
Patricia L. Lambrecht	—	9,980	—	9,980
Stephen G. Morrissette	—	17,465	—	17,465
Daniel Para	—	19,960	—	19,960
Michael F. Pauritsch	—	18,713	—	18,713
William L. Pommerening	—	14,970	—	14,970
Robert L. Sohol	—	18,713	—	18,713
Dennis G. Tonelli	—	14,970	—	14,970
Scott A. Wehrli	—	23,703	—	23,703

(1)
Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for the restricted stock units (RSUs) granted to each nonemployee director in 2014. Additional information about these values is included in Note 12 to First Community’s audited consolidated financial report as of and for the year ended December 31, 2014.

(2)	The following nonemployee directors had the following aggregate numbers of stock awards outstanding as of December 31, 2014, all of which were RSUs:

Director	Stock Awards Outstanding
Mr. Barr	3,377
Mr. Coules	14
Mr. D’Arcy	860
Mr. Dollinger	—
Mr. Easton	3,377
Mr. Jackson	4,140
Ms. Lambrecht	14
Mr. Morrissette	4,251
Mr. Para	9,337
Mr. Pauritsch	13,820
Mr. Pommerening	860
Mr. Sohol	860
Mr. Tonelli	47
Mr. Wehrli	860

(3)	The following nonemployee directors had the following aggregate numbers of stock options outstanding as of December 31, 2014:

Director	Stock Options Outstanding
Mr. Barr	85,000
Mr. D’Arcy	38,500
Mr. Dollinger	50,500
Mr. Easton	39,250
Ms. Lambrecht	83,500
Mr. Morrissette	241,000
Mr. Sohol	38,500

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 2, 2015, by: (i) each of our named executive officers; (ii) each of our directors; and (ii) all of our directors and executive officers as a group. The information presented in the table is based upon information provided by such persons to the Company.
Beneficial ownership is determined according to the rules of the SEC and generally includes any shares over which a person possesses sole or shared voting or investment power as of December 31, 2014 as well as any shares that such person has the right to acquire on or before May 1, 2015 (60 days after March 2, 2015), through the exercise of options or other rights. Except as otherwise indicated, we believe that the beneficial owners of stock listed below have sole investment or voting power with respect to the shares described.
The applicable percentage ownership for each person listed below is based upon 16,970,721 shares of our common stock outstanding as of March 2, 2015. Shares of our common stock subject to options or other securities currently exercisable or exercisable on or before March 2, 2015, are deemed outstanding for the purpose of calculating the percentage ownership of the person holding those options or other securities, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person.
No shareholder known by us is the beneficial owner of more than five percent of the outstanding shares of our common stock.

Name of Beneficial Owner	Common Shares	Stock Options	Warrants to Purchase Common Stock	Restricted Stock (18)	Total	Percent of Class (19)
Named Executive Officers and Directors
George Barr (1)	559,900	85,000	13,500	42,050	700,450	3.83%
Peter Coules, Jr. (2)	275,286	—	4,500	17,479	297,265	1.62%
Terrence O. D’Arcy (3)	225,024	38,500	2,250	18,325	284,099	1.55%
John J. Dollinger (4)	186,674	50,500	2,250	17,465	256,889	1.40%
Rex D. Easton (5)	207,330	39,250	22,500	20,842	289,922	1.58%
Vincent E. Jackson (6)	45,353	—	1,250	19,110	65,713	0.36%
Patricia L. Lambrecht (7)	455,567	83,500	22,500	9,994	571,561	3.12%
Stephen G. Morrissette (8)	178,026	241,000	2,500	21,716	443,242	2.42%
Daniel Para (9)	78,987	—	1,250	29,297	109,534	0.60%
Michael F. Pauritsch (10)	127,263	—	1,250	32,533	161,046	0.88%
William L. Pommerening (11)	81,128	—	2,250	15,830	99,208	0.54%
Patrick J. Roe (12)	157,846	—	5,250	15,338	178,434	0.97%
Robert L. Sohol (13)	491,445	38,500	4,500	19,573	554,018	3.03%
Glen L. Stiteley (14)	21,329	26,000	—	—	47,329	0.26%
Roy C. Thygesen (15)	92,609	—	4,500	41,436	138,545	0.76%
Dennis G. Tonelli (16)	81,122	—	2,250	15,017	98,389	0.54%
Scott A. Wehrli (17)	134,301	—	1,500	24,563	160,364	0.88%
All current executive officers and directors as a group (17 people)	3,399,190	602,250	94,000	360,568	4,456,008	24.34%

(1)
The above common stock of Mr. Barr includes 24,711 shares owned individually, 12,200 owned by Mr. Barr’s minor child, 307,688 owned by Mr. Barr’s spouse for which he has shared voting power, 195,262 shares owned jointly by Mr. Barr and his spouse, and 20,039 owned by a profit sharing plan at his business, The Barr Group.

(2)
The above common stock of Mr. Coules includes 11,958 shares owned individually, 26,138 shares held by a profit sharing plan at his business, Donatelli & Coules, Ltd., 6,120 held in Mr. Coules IRA, 16,274 held in Mr. Coules spouse’s IRA, and 214,796 shares held in trusts for the benefit of Ms. Lambrecht’s children, of which Mr. Coules is trustee and has sole voting and investment power.

(3)	The above common stock of Mr. D’Arcy includes 218,334 shares owned individually and 6,690 shares owned jointly by Mr. D’Arcy and his spouse.
(4)
The above common stock of Mr. Dollinger includes 96,674 shares owned individually, 68,000 shares held in an individual retirement account for the benefit of Mr. Dollinger, and 22,000 shares held by a company of which Mr. Dollinger is deemed to have sole voting and investment power.

(5)	The above common stock of Mr. Easton includes 56,749 shares owned individually, and 150,581 shares owned by a company of which Mr. Easton is deemed to have sole voting and investment power.
(6)	The above common stock of Mr. Jackson includes 42,353 shares owned individually.
(7)
The above common stock of Ms. Lambrecht includes 446,927 held by a trust for the benefit of Ms. Lambrecht and 8,640 shares of common stock which are held for the benefit of certain minor relatives of Ms. Lambrecht for which she has sole voting power.

(8)
The above common stock of Mr. Morrissette includes 159,905 shares held by his spouse which he is deemed to have sole voting power, and 18,121 shares held in two individual retirement accounts for the benefit of Mr. Morrissette.

(9)
The above common stock of Mr. Para includes 44,006 shares owned jointly by Mr. Para and his wife, 10,356 shares owned in an individual retirement account for the benefit of Mr. Para, and 24,625 shares owned by an investment partnership which Mr. Para has sole voting and investment power.

(10)
The above common stock of Mr. Pauritsch includes 7,750 shares owned individually, 65,940 held in individual retirement accounts for the benefit of Mr. Pauritsch, 53,573 shares held by a living trust for the benefit of Mr. Pauritsch,

(11)	The above common stock of Mr. Pommerening includes 40,636 shares owned individually and 40,636 shares held by a partnership of which Mr. Pommerening is deemed to have sole voting and investment power.
(12)
The above common stock of Mr. Roe includes 136,109 shares held in a trust for the benefit of Mr. Roe of which he is trustee and 21,737 held in an individual retirement account for the benefit of Mr. Roe.

(13)
The above common stock of Mr. Sohol includes 35,361 shares held individually, 431,034 held by his spouse which he is deemed to have sole voting power, 17,000 shares held in an individual retirement account for the benefit of Mr. Sohol, and 8,050 shares in custodial accounts for the benefit of certain minor grandchildren which Mr. Sohol has sole investment and voting power.

(14)	The above common stock of Mr. Stiteley includes 21,015 shares owned individually and 314 shares held in an individual retirement account for the benefit of Mr. Stiteley.
(15)
The above common stock of Mr. Thygesen includes 59,974 shares owned individually, 4,200 shares he is custodian under a uniform gift to minor account, and 28,435 shares held in an individual retirement account for the benefit of Mr. Thygesen.

(16)	The above common stock of Mr. Tonelli includes 81,122 shares owned by a living trust for the benefit of Mr. Tonelli.
(17)
The above common stock of Mr. Wehrli includes 15,311 shares held individually, 26,904 shares owned jointly by Mr. Wehrli and his wife which he is deemed to have sole voting power, and 92,086 shares owned by a company of which Mr. Wehrli is deemed to have sole voting and investment power.

(18)	Restricted stock vested between January 1, 2015 and March 1, 2015.
(19)
Percentage is calculated on a partially diluted basis, assuming the exercise of all warrants and stock options which are exercisable within 60 days, and the vesting of restricted stock units that vest within 60 days, by such named executive officer or director.

Equity Compensation Plan Information
All shares authorized for issuance under our compensation plans as of December 31, 2014 were authorized under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (our “2008 Plan”) or the First Community Financial Partners, Inc. 2013 Equity Incentive Plan (our “2013 Plan,” and together with our 2008 Plan, our “Equity Plans”).
Our 2008 Plan was amended and restated effective May 20, 2009, which amendment and restatement was approved by our shareholders. Our 2008 Plan was subsequently amended, effective December 21, 2011, to increase the number of shares of our common stock available by 1,000,000 (from 1,430,000 to 2,430,000). Our shareholders did not approve this amendment. Our 2008 Plan was further amended, effective June 19, 2014, to allow certain awards to expire more than 10 years after the date of grant where provided by the Board of Director. Our shareholders did not approve this amendment. Our 2008 Plan has not been amended further.

Our 2013 Plan was adopted by the Board of Directors on August 15, 2013 and was not approved by our shareholders. Under our 2013 Plan, the maximum number of shares of our common stock that may be issued to participants is 100,000. On December 18, 2014, the Board of Directors approved an amendment to the Plan to increase the maximum number of shares from 100,000 shares to 1,000,000 shares.
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
The following table provides certain summary information as of December 31, 2014 concerning our compensation plans under which shares of our common stock may be issued.

Plan Category(1)(2)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights($) (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(#) (c)
Equity Compensation Plans Approved By Security Holders	1,091,204 (3)	$7.00	42,271
Equity Compensation Plans Not Approved By Security Holders	212,020 (4)	0	0
Total	1,303,224	$7.00 (5)	42,271 (5)

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

As of December 31, 2014, the board of directors concluded that except for Messrs. Roe and Thygesen, the members of the board of directors satisfy the NASDAQ independence requirements. Although First Community’s common stock is not listed on NASDAQ, First Community has elected to use its independence standards when determining the independence of the members of its board of directors.

Our board of directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has determined that Messrs. Barr, Coules, D’Arcy, D’Orazio, Dollinger, Easton, Jackson, Morrissette, Para, Pauritsch, Pommerening, Sohol, Tonelli and Wehrli and Ms. Lambrecht, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NASDAQ. Mr. Morrissette was employed by the Company prior to March 31, 2011, and as a result, he was considered independent starting on April 1, 2014.

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

Directors, executive officers, principal shareholders, members of their immediate families, and entities in which one or more of them have a material interest had extensions of credit from the Bank during 2014. All such extensions of credit were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons, and did not involve more than the normal risk of collectability or present other unfavorable features. In addition, directors, executive officers, principal shareholders, members of their immediate families and entities in which one or more of them have a material interest obtained during 2014, and may in the future be expected to obtain, depositary or other banking services, trust, custody or investment management services, individual retirement account services or insurance brokerage services from First Community and its subsidiaries, on terms no less favorable to First Community and its subsidiaries than those prevailing at the time for comparable transactions involving persons unrelated to First Community.

During 2013 and 2014, pursuant to its lease agreement with MCM Building LLC, the lessor, dated December 1, 2010, FCB Joliet, and the Bank as successor to FCB Joliet, made lease payments to MCM Building LLC in an aggregate amount of approximately $236,000 in 2013 and $59,000 in 2014 with respect to FCB Joliet’s branch located at 25407 South Bell Road, Channahon, Illinois 60410. Following the Consolidation, this branch and lease are maintained by the Bank. In 2013, MCM Building LLC was owned (i) 70% by Roger A. D’Orazio, a First Community director until his resignation in July 2014, (ii) 10% by Rex Easton, a First Community director, (iii) 10% by Terry D’Orazio, the brother of Roger A. D’Orazio, and (iv) 10% by Keith Rezin, a director of the Bank. In March 2014, the Company purchased this building from MCM Building LLC for $3.3 million.

During 2013 and 2014, First Community made payments to Brown & Brown of Northern Illinois, Inc., an insurance agency, in an aggregate amount of approximately $232,181 in connection with First Community obtaining insurance for itself and its subsidiaries. John Manner, who was a director of First Community during 2013 and who ceased being a director upon the closing of the Consolidation, is an insurance broker for Brown & Brown of Northern Illinois.

On October 31, 2014, First Community issued subordinated indebtedness in a private placement offering. Purchasers of the subordinated indebtedness include directors, executive officers, members of their immediate families, and entities in which one or more of such persons have a material interest. The below table sets forth certain related parties to whom First Community sold the subordinated indebtedness:

Name of Individual or Entity and Relationship to the Company	Principal Amount of Subordinated Indebtedness Acquired
Donna J. Barr (spouse of George Barr, Director)	$100,000
Donja G. Barr Irrevocable Life Insurance Trust George Barr, Trustee (George Barr, Director)	180,000
Donatelli & Coules LTD Profit Sharing Plan (Peter Coules, Director)	30,000
Hickory Point Bank & Trust, fsb as Trustee for Stephen G. Morrissette, IRA (Director)	250,000
Stephen G. Morrissette (Director)	100,000
Michael F. Pauritsch and Mary Kay Pauritsch, JTWROS (Director)	150,000
William L. Pommerening and Cheryl D. Pommerening JTWROS (Director)	70,000
MLPF&S as Custodian FBO Patrick J. Roe Roth IRA (Executive Officer and Director)	100,000
Hickory Point Bank & Trust, fsb as Trustee for Roy C. Thygesen, IRA (Executive Officer and Director)	100,000
Dennis G. Tonelli Revocable Trust, dated 8-24-1987 (Director)	50,000

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by CliftonLarsonAllen LLP for the audit of First Community’s annual financial statements and for other services that are normally provided by the accountants in connection with statutory regulatory filings were $159,500 for the fiscal years ended December 31, 2014. The aggregate fees billed for professional services rendered by McGladrey LLP for the audit of First Community’s annual financial statements and for other services that are normally provided by the accountants in connection with statutory regulatory filings were $202,780 for the fiscal year ended December 31, 2013.
Audit-Related Fees.  There were no fees billed for professional services rendered by CliftonLarsonAllen LLP or McGladrey LLP for audit-related services for the fiscal years ended December 31, 2014 and 2013.
Tax Fees.  The aggregate fees billed for professional services rendered by CliftonLarsonAllen LLP for preparation of federal and state tax returns, tax planning and tax advice for the fiscal years ended December 31, 2014 and 2013 were $33,092 and $36,354, respectively. There were no fees paid to McGladrey LLP for preparation of federal and state tax returns, tax planning or tax advice for the fiscal years ended December 31, 2014 and 2013.
All Other Fees. The other fees billed by CliftonLarsonAllen LLP for the fiscal years ended December 31, 2014 and 2013 were $8,414 and $0, respectively. There were no other fees billed by McGladrey LLP for the fiscal years ended December 31, 2014 and 2013.
The audit committee pre-approves all auditing services and permitted non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The audit committee pre-approved all services performed by the independent auditors for the fiscal years ended December 31, 2014 and 2013.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: See Item 8. Financial Statements and Supplementary Data.

(a)(2)     Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)     Exhibits: See Exhibit Index.

(b)    Exhibits: See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
First Community Financial Partners, Inc.
(registrant)

By:     /s/ Glen L. Stiteley
Glen L. Stiteley
Executive Vice President and Chief Financial Officer
Date: March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2015 by the following persons on behalf of the Registrant and in the capacities indicated:

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
9.1
Voting Trust Agreement by and among First Community Financial Partners, Inc., the grantors and trustees named therein, and First Community Bank of Plainfield, dated as of November 18, 2008 (incorporated herein by reference to Exhibit 10.2 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

9.2
Voting Trust Agreement by and among First Community Financial Partners, Inc., the grantors and trustees named therein, and First Community Bank of Homer Glen & Lockport, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.3 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

9.3
Voting Trust Agreement by and among First Community Financial Partners, Inc., the grantors and trustees named therein, and Burr Ridge Bank and Trust, dated as of June 19, 2011 (incorporated herein by reference to Exhibit 10.4 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.1
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Roy C. Thygesen (incorporated herein by reference to Exhibit 10.1 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013).

10.2
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Patrick J. Roe (incorporated herein by reference to Exhibit 10.2 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013).

10.3
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Glen L. Stiteley (incorporated herein by reference to Exhibit 10.3 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013).

10.4
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Donn P. Domico (incorporated herein by reference to Exhibit 10.4 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013).

10.3
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Steven Randich (incorporated herein by reference to Exhibit 10.4 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013).

10.5
First Community Financial Partners, Inc. First Amendment of the Amended and Restated 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.12 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.6
Form of First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.13 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.7
Form of First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan Incentive Stock Option Award Terms (incorporated herein by reference to Exhibit 10.14 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.8
Form of First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan Non-Qualified Stock Option Award Terms (incorporated herein by reference to Exhibit 10.15 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.9
First Community Financial Partners, Inc. 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 to First Community Financial Partners, Inc.’s Registration Statement on Form S-8 (Registration No. 333-190691)).

10.10
Form of First Community Financial Partners, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 4.5 to First Community Financial Partners, Inc.’s Registration Statement on Form S-8 (Registration No. 333-190691)).

10.11
Form of First Community Financial Partners, Inc. 2013 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 4.6 to First Community Financial Partners, Inc.’s Registration Statement on Form S-8 (Registration No. 333-190691)).

10.12
Form of First Community Financial Partners, Inc. 2013 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 4.7 to First Community Financial Partners, Inc.’s Registration Statement on Form S-8 (Registration No. 333-190691)).

21.1	Subsidiaries of First Community Financial Partners, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014 and December 31, 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.