Form 10-Q
period 2015-03-31
First Community Financial Partners, Inc.
filed 2015-05-15
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were outstanding 16,970,721 shares of the Registrant’s common stock as of May 6, 2015.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-Q

March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
	March 31, 2015	December 31, 2014
Assets	(in thousands, except share data)(March 31, 2015 data is unaudited)
Cash and due from banks	$12,519	$13,329
Interest-bearing deposits in banks	10,092	19,667
Securities available for sale	189,542	168,687
Non-marketable equity securities	1,367	1,367
Mortgage loans held for sale	1,729	738
Loans, net of allowance for loan losses of $13,778 in 2015; $13,905 in 2014	698,057	675,288
Premises and equipment, net	19,091	19,369
Foreclosed assets	2,550	2,530
Cash surrender value of life insurance	4,355	4,323
Deferred tax asset, net	12,358	14,233
Accrued interest receivable and other assets	7,479	4,544
Total assets	$959,139	$924,075

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$167,733	$158,329
Interest bearing	633,395	611,081
Total deposits	801,128	769,410
Other borrowed funds	28,814	29,529
Subordinated debt	29,139	29,133
Accrued interest payable and other liabilities	5,140	3,950
Total liabilities	864,221	832,022

Concentrations, Commitments and Contingencies (Note 9 to Unaudited Consolidated Financial Statements)

First Community Financial Partners, Inc. Shareholders’ Equity
Common stock, $1.00 par value; 60,000,000 shares authorized; 16,970,721 issued and outstanding at March 31, 2015 and 16,668,002 issued and outstanding at December 31, 2014	16,971	16,668
Additional paid-in capital	81,577	81,648
Accumulated deficit	(5,413)	(7,019)
Accumulated other comprehensive income	1,783	756
Total shareholders' equity	94,918	92,053
Total liabilities and shareholders' equity	$959,139	$924,075

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three months ended March 31,
	2015	2014
Interest income:	(in thousands, except share data)(unaudited)
Loans, including fees	$7,815	$7,664
Securities	951	675
Federal funds sold and other	13	17
Total interest income	8,779	8,356
Interest expense:
Deposits	977	1,135
Federal funds purchased and other borrowed funds	14	17
Subordinated debt	603	432
Total interest expense	1,594	1,584
Net interest income	7,185	6,772
Provision for loan losses	—	1,999
Net interest income after provision for loan losses	7,185	4,773
Noninterest income:
Service charges on deposit accounts	183	131
Gain on sale of loans	—	5
Gain on sale of securities	21	—
Gain on foreclosed assets, net	—	19
Mortgage fee income	103	57
Other	138	409
	445	621
Noninterest expenses:
Salaries and employee benefits	2,884	2,854
Occupancy and equipment expense	492	612
Data processing	224	229
Professional fees	380	324
Advertising and business development	189	127
Foreclosed assets, net of rental income	72	80
Other expense	916	431
	5,157	4,657
Income before income taxes	2,473	737
Income taxes	867	231
Income before non-controlling interest	1,606	506
Net income attributable to non-controlling interest	—	—
Net income attributable to First Community Financial Partners	1,606	506
Dividends and accretion on preferred shares	—	(145)
Net income applicable to common shareholders	$1,606	$361

Common share data
Basic earnings per common share	$0.10	$0.02
Diluted earnings per common share	0.09	0.02

Weighted average common shares outstanding for basic earnings per common share	16,768,908	16,398,348
Weighted average common shares outstanding for diluted earnings per common share	16,958,466	16,642,021

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2015	2014
	(in thousands)(unaudited)
Net income	$1,606	$506

Unrealized holding gains on investment securities	1,705	743
Reclassification adjustments for gains included in net income	(21)	—
Tax effect of realized and unrealized gains and losses on investment securities	(657)	(289)
Other comprehensive income, net of tax	1,027	454

Comprehensive income	$2,633	$960

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2015 and 2014

	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	(in thousands, except share data) (unaudited)
Balance, December 31, 2013	$5,176	$892	$16,334	$81,241	$(12,381)	$325	$91,587
Net income	—	—	—	—	506	—	506
Other comprehensive loss, net of tax	—	—	—	—	—	454	454
Discount accretion on preferred shares	—	54	—	—	(54)	—	—
Dividends on preferred shares	—	—	—	—	(91)	—	(91)
Issuance of 214,731 shares of common stock for restricted stock awards and amortization	—	—	214	(259)	—	—	(45)
Stock based compensation expense	—	—	—	123	—	—	123
Balance, March 31, 2014	5,176	946	16,548	81,105	(12,020)	779	92,534

Balance, December 31, 2014	—	—	16,668	81,648	(7,019)	756	92,053
Net income	—	—	—	—	1,606	—	1,606
Other comprehensive income, net of tax	—	—	—	—	—	1,027	1,027
Issuance of 302,719 shares of common stock for restricted stock awards and amortization	—	—	303	(297)	—	—	6
Stock based compensation expense	—	—	—	226	—	—	226
Balance, March 31, 2015	$—	$—	$16,971	$81,577	$(5,413)	$1,783	$94,918

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Three months ended March 31,
	2015	2014
	(in thousands)(unaudited)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$1,606	$506
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	417	138
Provision for loan losses	—	1,999
Gain on sale of foreclosed assets, net	—	(19)
Net accretion of deferred loan fees	(26)	(6)
Warrant accretion	6	7
Depreciation and amortization of premises and equipment	321	290
Realized gains on sales of available for sale securities, net	(21)	—
Increase in cash surrender value of life insurance	(32)	(36)
Deferred income taxes	1,218	(387)
Proceeds from sale of loans	—	3,397
Gain on sale of loans	—	(5)
Decrease (increase) in accrued interest receivable and other assets	(2,935)	618
Increase (decrease) in accrued interest payable and other liabilities	1,196	(2,777)
Restricted stock compensation expense	20	123
Stock option compensation expense	206	—
Net cash provided by operating activities	1,976	3,848
Cash Flows From Investing Activities
Net change in interest bearing deposits in banks	9,575	14,523
Activity in available for sale securities:
Purchases	(25,988)	(14,132)
Maturities, prepayments and calls	4,120	7,118
Sales	2,301	—
Net decrease (increase) in loans held for sale	(991)	80
Net increase in loans	(22,763)	(14,621)
Purchases of premises and equipment	(43)	(249)
Proceeds from sale of foreclosed assets	—	234
Net cash used in investing activities	(33,789)	(7,047)
Cash Flows From Financing Activities
Net increase in deposits	31,718	4,025
Net increase (decrease) in other borrowings	(715)	235
Dividends paid on preferred shares	—	(91)
Net cash provided by financing activities	31,003	4,169
Net change in cash and due from banks	(810)	970
Cash and due from banks:
Beginning	13,329	10,815
Ending	$12,519	$11,785

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,173	$2,162
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	20	—

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Basis of Presentation

These are the unaudited consolidated financial statements of First Community Financial Partners, Inc. (the “Company” or “First Community”), and its subsidiaries, including its wholly owned bank subsidiary, First Community Financial Bank (the “Bank”), based in Plainfield, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

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

NASDAQ Application

The Company submitted an application for its common stock to be listed on the NASDAQ Global Market on April 27, 2015. The application is currently in process and under review by NASDAQ.

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

	Three months ended March 31,
	2015	2014

Undistributed earnings allocated to common shareholders	$1,606	$506
Preferred stock dividends and discount accretion	—	(145)
Net income allocated to common shareholders	$1,606	$361

Weighted average shares outstanding for basic earnings per common share	16,768,908	16,398,348
Dilutive effect of stock-based compensation	189,558	243,673
Weighted average shares outstanding for diluted earnings per common share	16,958,466	16,642,021

Basic earnings per common share	$0.10	$0.02
Diluted earnings per common share	0.09	0.02

Note 3.	Securities Available for Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows (in thousands):

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$30,852	$435	$—	$31,287
Residential collateralized mortgage obligations	42,527	718	5	43,240
Residential mortgage backed securities	37,509	448	48	37,909
State and political subdivisions	75,730	1,548	172	77,106
	$186,618	$3,149	$225	$189,542
December 31, 2014
Government sponsored enterprises	$30,904	$83	$36	$30,951
Residential collateralized mortgage obligations	44,095	241	62	44,274
Residential mortgage backed securities	27,208	137	128	27,217
State and political subdivisions	65,240	1,096	91	66,245
	$167,447	$1,557	$317	$168,687

Securities with a fair value of $43.0 million and $40.5 million were pledged as collateral on public funds, securities sold under agreements to repurchase or for other purposes as required or permitted by law as of March 31, 2015 and December 31, 2014, respectively.

The amortized cost and fair value of debt securities available for sale as of March 31, 2015, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$12,068	$12,125
Over 1 year through 5 years	37,593	38,328
Over 5 years through 10 years	37,934	38,621
Over 10 years	18,987	19,319
Residential collateralized mortgage obligations and mortgage backed securities	80,036	81,149
	$186,618	$189,542

Gains on the sales of securities were $21,000 and $0 during the three months ended March 31, 2015 and 2014, respectively.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believed were other-than-temporarily impaired, at March 31, 2015 and December 31, 2014.

The unrealized losses in the portfolio at March 31, 2015 resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to sell and does not believe it will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 4.	Loans

A summary of the balances of loans follows (in thousands):

	March 31, 2015	December 31, 2014
Construction and Land Development	$18,555	$18,700
Farmland and Agricultural Production	8,869	9,350
Residential 1-4 Family	102,432	100,773
Multifamily	26,015	24,426
Commercial Real Estate	369,113	353,973
Commercial	176,281	171,452
Consumer and other	10,683	10,706
	711,948	689,380
Net deferred loan fees	(113)	(187)
Allowance for loan losses	(13,778)	(13,905)
	$698,057	$675,288

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$18,555	$—	$—	—	$18,555	$—	$18,555
Farmland and Agricultural Production	8,869	—	—	—	8,869	—	8,869
Residential 1-4 Family	101,960	344	43	—	102,347	85	102,432
Multifamily	26,015	—	—	—	26,015	—	26,015
Commercial Real Estate
Retail	96,922	—	—	—	96,922	—	96,922
Office	46,802	—	—	—	46,802	—	46,802
Industrial and Warehouse	64,058	—	—	—	64,058	1,907	65,965
Health Care	26,806	—	—	—	26,806	—	26,806
Other	129,633	279	—	—	129,912	2,706	132,618
Commercial	174,444	—	328	—	174,772	1,509	176,281
Consumer and other	10,679	—	—	—	10,679	4	10,683
Total	$704,743	$623	$371	—	$705,737	$6,211	$711,948

December 31, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$18,619	$—	$81	$—	$18,700	$—	$18,700
Farmland and Agricultural Production	9,350	—	—	—	9,350	—	9,350
Residential 1-4 Family	100,285	—	109	—	100,394	379	100,773
Multifamily	24,426	—	—	—	24,426	—	24,426
Commercial Real Estate
Retail	91,725	—	—	—	91,725	—	91,725
Office	44,255	—	—	—	44,255	—	44,255
Industrial and Warehouse	57,410	—	—	—	57,410	1,907	59,317
Health Care	26,974	—	—	—	26,974	—	26,974
Other	128,940	—	—	—	128,940	2,762	131,702
Commercial	169,395	—	118	50	169,563	1,889	171,452
Consumer and other	10,695	1	—	—	10,696	10	10,706
Total	$682,074	$1	$308	$50	$682,433	$6,947	$689,380

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. There was no balance to report at March 31, 2015 and December 31, 2014.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$14,803	$3,752	$—	$—	$18,555
Farmland and Agricultural Production	8,869	—	—	—	8,869
Multifamily	25,322	693	—	—	26,015
Commercial Real Estate
Retail	83,551	13,371	—	—	96,922
Office	46,802	—	—	—	46,802
Industrial and Warehouse	62,976	1,082	—	1,907	65,965
Health Care	26,806	—	—	—	26,806
Other	122,521	4,186	3,300	2,611	132,618
Commercial	168,095	5,487	1,616	1,083	176,281
Total	$559,745	$28,571	$4,916	$5,601	$598,833

March 31, 2015	Performing	Non-performing	Total
Residential 1-4 Family	$102,347	$85	$102,432
Consumer and other	10,679	4	10,683
Total	$113,026	$89	$113,115

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$14,900	$3,800	$—	—	$18,700
Farmland and Agricultural Production	9,350	—	—	—	9,350
Multifamily	24,426	—	—	—	24,426
Commercial Real Estate
Retail	78,258	13,467	—	—	91,725
Office	44,255	—	—	—	44,255
Industrial and Warehouse	56,316	1,094	—	1,907	59,317
Health Care	26,974	—	—	—	26,974
Other	121,526	4,185	3,329	2,662	131,702
Commercial	159,648	8,706	2,116	982	171,452
Total	$535,653	$31,252	$5,445	5,551	$577,901

December 31, 2014	Performing	Non-performing	Total
Residential 1-4 Family	$100,394	$379	$100,773
Consumer and other	10,696	10	10,706
Total	$111,090	$389	$111,479

Non-performing loans include those on non-accrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2015 and 2014 (in thousands):

March 31, 2015	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$758	$459	$1,199	$67	$6,828	$4,296	$298	$13,905
Provision for loan losses	(44)	(20)	(131)	30	325	(147)	(13)	—
Loans charged-off	—	—	(72)	—	—	(262)	(1)	(335)
Recoveries of loans previously charged-off	17	—	150		9	30	2	208
Ending balance	$731	$439	$1,146	$97	$7,162	$3,917	$286	$13,778

March 31, 2014
Allowance for loan losses:
Beginning balance	$2,711	$427	$1,440	$97	$7,812	$3,183	$150	$15,820
Provision for loan losses	(91)	(23)	155	209	318	1,306	125	1,999
Loans charged-off	(1,185)	—	(68)	—	(183)	(803)	(16)	(2,255)
Recoveries of loans previously charged-off	20	—	13	—	677	71	6	787
Ending balance	$1,455	$404	$1,540	$306	$8,624	$3,757	$265	$16,351

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$28	$—	$20	$249	$—	$297
Collectively evaluated for impairment	731	439	1,118	97	7,142	3,668	286	13,481
Ending balance	$731	$439	$1,146	$97	$7,162	$3,917	$286	$13,778
Loans:
Individually evaluated for impairment	$—	$—	$1,719	$—	$8,994	$4,088	$4	$14,805
Collectively evaluated for impairment	18,555	8,869	100,713	26,015	360,119	172,193	10,679	697,143
Ending balance	$18,555	$8,869	$102,432	$26,015	$369,113	$176,281	$10,683	$711,948

December 31, 2014
Period-ended amount allocated to:
Individually evaluated for impairment	$—	—	$29	$—	$—	$561	$—	$590
Collectively evaluated for impairment	758	459	1,170	67	6,828	3,735	298	13,315
Ending balance	$758	$459	$1,199	$67	$6,828	$4,296	$298	$13,905
Loans:
Individually evaluated for impairment	$—	—	$2,020	$—	$9,084	$4,495	$11	$15,610
Collectively evaluated for impairment	18,700	9,350	98,753	24,426	344,889	166,957	10,695	673,770
Ending balance	$18,700	$9,350	$100,773	$24,426	$353,973	$171,452	$10,706	$689,380

The following tables present additional detail of impaired loans, segregated by class, as of and for the three months ended March 31, 2015 and year ended December 31, 2014 (dollars in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

March 31, 2015

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,244	1,244	—	1,394	15
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—
Office	505	505	—	507	8
Industrial and Warehouse	1,994	1,907	—	1,907	—
Health Care	—	—	—	—
Other	9,158	6,261	—	6,464	32
Commercial	3,705	3,439	—	3,486	33
Consumer and other	11	4	—	8	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	475	475	28	476	6
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	416	321	20	161	—
Commercial	1,000	649	249	805	—
Consumer and other	—	—	—	—	—
Total	$18,508	$14,805	$297	$15,208	$94

December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,732	1,543	—	1,298	63
Multifamily	—	—	—	119	—
Commercial Real Estate
Retail	—	—	—	707	—
Office	511	510	—	779	25
Industrial and Warehouse	1,994	1,907	—	1,550	—
Health Care	—	—	—	—
Other	9,658	6,667	—	6,126	—
Commercial	3,733	3,534	—	4,147	—
Consumer and other	20	11	—	14	—
With an allowance recorded:
Construction and Land Development	—	—	—	887	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	477	477	29	637	31
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	1,907	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	1,084	—
Commercial	1,312	961	561	453	—
Consumer and other	—	—	—	—	—
Total	$19,437	$15,610	$590	$19,708	$119
During the three months ended March 31, 2015, there were no troubled debt restructurings added. During the three months ended March 31, 2014, there were two contracts totaling $2.8 million in troubled debt restructurings added, both of which were the result of the payment of real estate taxes by the Bank on the behalf of the customer.

Troubled debt restructurings that were accruing were $2.8 million as of March 31, 2015 and December 31, 2014. Troubled debt restructurings that were non-accruing were $2.8 million as of March 31, 2015 and December 31, 2014.

The following presents a rollfoward activity of troubled debt restructurings (in thousands, except number of loans):

	Three months ended
	March 31, 2015
	Recorded Investment	Number of Loans
Balance, beginning	$5,621	10
Additions to troubled debt restructurings	—	—
Removal of troubled debt restructurings	—	—
Charge-off related to troubled debt restructurings	—	—
Transfers to other real estate owned	—	—
Repayments and other reductions	(57)	—
Balance, ending	$5,564	10

Restructured loans are evaluated for impairment at each reporting date as part of the Company’s determination of the allowance for loan losses.

Note 5.	Deposits

The composition of interest-bearing deposits was as follows (in thousands):

	March 31, 2015	December 31, 2014
NOW and money market accounts	$289,620	$269,977
Savings	33,101	30,211
Time deposit certificates of $250,000 or more	58,290	50,682
Time deposit certificates, $100,000 to $250,000	142,853	145,506
Other time deposit certificates	109,531	114,705
	$633,395	$611,081

At March 31, 2015 and December 31, 2014, brokered deposits amounted to $29.7 million and $9.1 million, respectively, which are included in NOW and money market accounts and other time deposit certificates.

Note 6.	Other Borrowed Funds

The composition of other borrowed funds was as follows (in thousands):

	March 31, 2015	December 31, 2014
Securities sold under agreements to repurchase	$28,395	$29,059
Mortgage note payable	419	470
	$28,814	$29,529

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

In conjunction with the purchase of a building in Burr Ridge, Illinois, the Bank, as successor in interest to Burr Ridge Bank and Trust, is the obligor to a $1.0 million mortgage note signed on February 28, 2012. The terms of the note require monthly payments at a fixed rate of 6% amortized over a period of five years.

At March 31, 2015, future principal payments on the note are as follows (in thousands):

2015	$159
2016	222
2017	38
$419

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, commercial real estate loans, first mortgage loans, and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago (“FHLB”).  The Bank had $279.8 million and $267.2 million of loans pledged as collateral for FHLB advances as of March 31, 2015 and December 31, 2014, respectively. There were no advances outstanding at March 31, 2015 and December 31, 2014, respectively.

The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $102.0 million and $99.8 million of loans pledged as collateral under these agreements as of March 31, 2015 and December 31, 2014, respectively. There were no borrowings outstanding at March 31, 2015 and December 31, 2014.

Note 7.	Income Taxes

Income tax expense recognized is as follows (in thousands):

	Three months ended March 31,
	2015	2014
Current	$(351)	$618
Deferred	1,218	(387)
	$867	$231

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	Three months ended March 31,
	2015	2014
Federal income tax at statutory rate	$866	$258
Increase (decrease) due to:
Federal tax exempt	(123)	(63)
State income tax, net of federal benefit	126	46
Benefit of income taxed at lower rate	(25)	7
Tax exempt income	(8)	(5)
Cash surrender value of life insurance	(11)	(12)
Other	42	—
	$867	$231

Deferred tax assets and liabilities consist of (in thousands):

	March 31, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$4,727	$4,836
Merger expenses	149	156
Organization expenses	247	262
Net operating losses	7,734	8,320
Contribution carryforward	37	38
Non-qualified stock options	840	860
Foreclosed assets	282	291
Tax Credits	395	374
Other	45	76
	14,456	15,213
Deferred tax liabilities:
Depreciation	(259)	(334)
Unrealized gains on securities available for sale	(1,141)	(484)
Other	(698)	(162)
	(2,098)	(980)
Net deferred tax asset	$12,358	$14,233

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

The Company had a federal net operating loss carryforward of $16.5 million and $20.3 million, which could be used to offset future regular corporate federal income tax, as of March 31, 2015 and December 31, 2014, respectively. This net operating loss carryforward expires between the December 31, 2030 and December 31, 2033, fiscal tax years. The Company had an Illinois net operating loss carryforward of $21.6 million and $22.6 million that could be used to offset future regular corporate state income tax, as of March 31, 2015 and December 31, 2014, respectively. These Illinois net operating loss carryforwards will expire between the December 31, 2025 and December 31, 2028, fiscal tax years.

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

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	March 31, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,089,404	$7.00	$—
Granted	217,500	5.20	59
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—
Forfeited	—	—	—

Outstanding at end of period	1,306,904	$6.70	$230

Exercisable at end of period	1,089,404	$7.00	$171

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on March 31, 2015. There was $230,000 and $0 in intrinsic value of the stock options outstanding at March 31, 2015 and December 31, 2014. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $20,000 compensation expense related to the stock options for the three months ended March 31, 2015. At March 31, 2015, there was $48,000 in compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at March 31, 2015 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable
$5.00	364,376	4.29	364,376
$5.20	217,500	9.76	—
$5.53	6,000	5.09	6,000
$6.25	30,600	4.67	30,600
$6.38	10,000	1.05	10,000
$7.50	434,300	2.32	434,300
$8.00	4,000	4.47	4,000
$9.25	240,128	3.13	240,128
	1,306,904		1,089,404

There were no options vested during the three months ended March 31, 2015.

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

In January 2015, restricted stock was issued with certain performance conditions for a minimum of 33,600 shares, and up to a maximum of 116,000 shares. These performance conditions are expected to be met by the end of 2015 and the expense related to these awards is being recognized over the year.

The Company recognized compensation expense of $206,000 and $123,000, respectively, for the three months ended March 31, 2015 and 2014, related to the 2008 Equity Incentive Plan and the 2013 Equity Incentive Plan. Total unrecognized compensation expense related to restricted stock grants was approximately $383,000 as of March 31, 2015.

The following is a summary of nonvested restricted stock units:

	March 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	212,020	$3.95
Granted	33,600	5.20
Vested	(202,020)	3.97
Canceled	—	—
Forfeited	—	—
Nonvested shares, end of period	43,600	$4.86

Note 9.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	March 31, 2015	December 31, 2014
Commitments to extend credit	$152,716	$132,693
Standby letters of credit	8,311	10,169
Performance letters of credit	541	440
	$161,568	$143,302

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment or, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Company would be entitled to seek recovery from the customer.

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

As of March 31, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity tier 1 capital, and Tier 1 leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new common equity tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital.  A number of instruments that generally qualified as Tier 1 capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  The Company and Bank became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management believes, as of March 31, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Banks’ capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total capital (to risk-weighted assets)
Consolidated	$118,352	15.08%	$62,795	8.00%	N/A	N/A
First Community Financial Bank	123,983	15.84%	62,608	8.00%	$78,260	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	90,041	11.47%	47,096	6.00%	N/A	N/A
First Community Financial Bank	114,152	14.59%	46,956	6.00%	62,795	8.00%
Common equity tier 1 capital
Consolidated	90,041	11.47%	55,684	6.00%	N/A	N/A
First Community Financial Bank	114,152	14.59%	55,684	6.00%	50,869	6.50%
Tier 1 leverage ratio
Consolidated	90,041	9.70%	55,684	6.00%	N/A	N/A
First Community Financial Bank	114,152	12.30%	55,684	6.00%	39,130	5.00%
December 31, 2014
Total capital (to risk-weighted assets)
Consolidated	$115,341	13.55%	$60,400	8.00%	N/A	N/A
First Community Financial Bank	111,470	14.79%	60,289	8.00%	$75,361	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	77,547	10.27%	30,200	4.00%	N/A	N/A
First Community Financial Bank	101,997	13.53%	30,144	4.00%	45,217	6.00%
Tier 1 capital (to average assets)
Consolidated	77,547	8.55%	36,281	4.00%	N/A	N/A
First Community Financial Bank	101,997	11.23%	36,324	4.00%	45,405	5.00%

Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits, after first deducting their losses (including any accumulated deficit) and provision for loan losses. The payment of dividends by any bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Moreover, the FDIC prohibits the payment of any dividends by a bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the FDIC places restrictions on dividend payments during the first seven years of a new bank’s operations, after which time allowing cash dividends to be paid only from net operating income and does not permit dividends to be paid until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. For the three months ended March 31, 2015 and the year ended December 31, 2014, the Bank was unable to pay common share dividends due to having an accumulated deficit.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

March 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$31,287	$—	$31,287	$—
Residential collateralized mortgage obligations	43,240	—	43,240	—
Residential mortgage backed securities	37,909	—	37,909	—
State and political subdivisions	77,106	—	75,592	1,514
Derivative financial instruments	331	—	331	—
Financial Liabilities
Derivative financial instruments	331	—	331	—

December 31, 2014
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$30,951	$—	$30,951	$—
Residential collateralized mortgage obligations	44,274	—	44,274	—
Residential mortgage backed securities	27,217	—	27,217	—
State and political subdivisions	66,245	—	64,731	1,514
Derivative financial instruments	314	—	314	—
Financial Liabilities
Derivative financial instruments	314	—	314	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2014	$1,514
Total gains or losses (realized/unrealized) included in other comprehensive income	—
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, March 31, 2015	$1,514

Beginning balance, December 31, 2013	$2,719
Total gains or losses (realized/unrealized) included in other comprehensive income	18
Included in earnings	—
Purchases	—
Paydowns and maturities	(1,245)
Transfers in and/or out of Level 3	—
Ending balance, March 31, 2014	$1,492

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

March 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Mortgage loans held for sale	$1,729	—	—	$1,729
Impaired loans	$14,508	—	—	$14,508
Foreclosed assets	2,550	—	—	2,550

December 31, 2014
Financial Assets
Mortgage loans held for sale	$738	—	—	$738
Impaired loans	$15,020	—	—	$15,020
Foreclosed assets	2,530	—	—	2,530

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2015	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
Mortgage loans held for sale	$1,729	Secondary market pricing	Selling costs	—
Impaired loans	14,508	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	2,550	Appraisal of Collateral	Selling costs	10.00%
December 31, 2014
Mortgage loans held for sale	738	Secondary market pricing	Selling costs	—
Impaired loans	15,020	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	2,530	Appraisal of Collateral	Selling costs	10.00%

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

As of March 31, 2015 and December 31, 2014, approximately $10.6 million, or 72%, and $10.8 million, or 69%, of impaired loans were evaluated for impairment using appraisals performed within twelve months of these dates, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows as of March 31, 2015 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$12,519	$12,519	$12,519	$—	$—
Interest-bearing deposits in banks	10,092	10,092	10,092	—	—
Securities available for sale	189,542	189,542	—	188,028	1,514
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Loans, net	698,057	696,572	—	—	696,572
Accrued interest receivable	2,739	2,739	2,739	—	—
Derivative financial instruments	331	331	—	331	—
Financial liabilities:
Non-interest bearing deposits	167,733	167,733	167,733	—	—
Interest-bearing deposits	633,395	626,633	322,721	—	303,912
Other borrowed funds	28,814	28,242	28,242	—	—
Subordinated debt	29,139	29,105	—	—	29,105
Accrued interest payable	445	445	445	—	—
Derivative financial instruments	331	331	—	331	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2014 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$13,329	$13,329	$13,329	$—	$—
Interest-bearing deposits in banks	19,667	19,667	19,667	—	—
Securities available for sale	168,687	168,687	—	167,173	1,514
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Mortgage loans held for sale	738	738	—	—	738
Loans, net	675,288	675,287	—	—	675,287
Accrued interest receivable	2,396	2,396	2,396	—	—
Derivative financial instruments	314	314	—	314	—
Financial liabilities:
Non-interest bearing deposits	158,329	158,329	158,329	—	—
Interest-bearing deposits	611,081	604,726	300,188	—	304,538
Other borrowed funds	29,529	28,957	28,957	—	—
Subordinated debt	29,133	28,819	—	—	28,819
Accrued interest payable	1,029	1,029	1,029	—	—
Derivative financial instruments	314	314	—	314	—

Note 12.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of March 31, 2015 and December 31, 2014, there were $3.3 million and $3.4 million, respectively, outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $331,000 and $314,000 as of March 31, 2015 and December 31, 2014, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income the gross amount of the adjustments to the income statement were $18,000 and $37,000 during the three months ended March 31, 2015 and March 31, 2014, respectively.

Note 13.	Preferred Stock

On December 4, 2014, the Company repurchased all of its remaining outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) and Fixed Rate Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”). 5,176 shares of Series B Preferred stock and 1,100 shares of Series C Preferred Stock were repurchased from certain third-party investors at an aggregate purchase price of $6.3 million, which included accrued and unpaid dividends earned on the shares through the date of repurchase. A gain on the retirement of preferred stock of $4,800 was recorded through accumulated deficit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. Risk Factors and other sections of the Company’s December 31, 2014 Annual Report on Form 10-K and the Company’s other filings with the SEC, and other risks and uncertainties, including changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, including the rules adopted by the U.S. Federal banking authorities to implement the Basel III capital accords, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
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
First Quarter 2015 Highlights

•
Total shareholders’ equity at March 31, 2015 was $95.0 million, a 2.7% increase from $92.5 million at March 31, 2014, and a 3.1% increase from $92.1 million at December 31, 2014, reflecting growth and a strengthened balance sheet.

•
Return on average assets (“ROAA”) improved to 0.69% in the first quarter of 2015 from 0.17% in the first quarter of 2014, while return on average equity (“ROAE”) rose sharply to 6.87% in the first quarter of 2015 compared with 1.67% in the first quarter of 2014.

•	Tangible book value per share rose to $5.59 from $5.22 a year earlier, and was up from $5.52 at December 31, 2014.

•	Pre-tax core net operating income, a non-GAAP measure, rose to $2.5 million in the first quarter of 2015 compared with $737,000 in the first quarter of 2014.

•
Net interest income before provision for loan losses increased to $7.2 million in first quarter 2015, up 5.9% compared with $6.8 million in first quarter 2014, reflecting higher interest income, higher returns generated by investments, and flat year-over-year total interest expense.

•	Total assets reached a Company-record $959.1 million at March 31, 2015.

•
Total loans increased 7.5% to $711.8 million at March 31, 2015 from $661.9 million at March 31, 2014, with year-over-year growth in all loan categories led by commercial real estate, commercial, and residential 1-4 family.

•
Total deposits were $801.1 million at March 31, 2015, up 9.8% from $729.4 million at March 31, 2014, and up 4.12% from $769.4 million at December 31, 2014. Core demand deposits comprised 61.2% of total deposits at March 31, 2015, compared with 52.5% of total deposits in the first quarter of 2014. Noninterest bearing deposit accounts, an important source of lower-cost funding to support loan activity, increased to $167.7 million in the first quarter of 2015 from $115.7 million in the first quarter of 2014.

•	Asset quality measures improved dramatically, including a decline in the ratio of nonperforming assets to total assets to 0.92% from 2.24% a year earlier.

Income Statement Highlights
Net interest income was $7.2 million in the first quarter of 2015, compared to $6.8 million for the first quarter of 2014. The Company’s net interest margin was 3.23% in the first quarter of 2015, compared to 3.29% in the first quarter of 2014, while the net interest spread was 3.00% compared to 3.10% in the prior year’s first quarter.
Interest income on loans was $7.8 million for the quarter ended March 31, 2015, compared to $7.7 million for the quarter ended March 31, 2014, reflecting contributions from $49.9 million in loan growth, partially offset by newer loans being booked at lower average yields due to the ongoing low interest rate environment and competitive market conditions.
Interest income on securities was $951,000 for the quarter ended March 31, 2015, compared to $675,000 for the quarter ended March 31, 2014. The increase in interest income on securities was the result of growth in the portfolio, along with improvement in the overall yield of the government sponsored enterprises and state and political subdivision portfolios.
Interest expense on deposits was $977,000 in the first quarter of 2015, compared to $1.1 million in the first quarter of 2014, which primarily reflected a decline in time deposits, that were replaced by growth in noninterest bearing deposits, along with an increase in lower cost NOW, money market and savings accounts.
Noninterest income was $445,000 in the first quarter of 2015, which included year-over-year growth in service charges on deposit accounts resulting from growth in noninterest bearing deposits that provide greater fee income, a $21,000 gain on securities sales, and mortgage fee income of $103,000, which rose 80.7% compared with a year earlier. Noninterest income in the first quarter of 2014 was $621,000, which included other income of $288,000 from an earnest deposit on a loan sale that did not occur.
Noninterest expense was $5.2 million for the quarter ended March 31, 2015 compared to $4.7 million for the quarter ended March 31, 2014. Salaries and benefits were consistent year-over-year and lower occupancy expense reflected the purchase of the Channahon, Illinois branch in mid-2014. Expenses in the first quarter of 2014 included a reversal of $210,000 related to a reserve for a problem letter of credit.
Balance Sheet Highlights
Total assets were $959.1 million at March 31, 2015, up 10.2% from $870.1 million at March 31, 2014, and up 3.8% from $924.1 million at December 31, 2014.
Net loans (after allowance for loan losses) were $698.1 million at March 31, 2015, an 8.1% increase from $645.5 million at March 31, 2014, and a 3.4% increase from $675.3 million at December 31, 2014, reflecting balanced growth in all lending categories and a lower allowance for loan losses. Commercial real estate loans increased $19.4 million to $369.1 million year-over-year, and reflected a strong first quarter of 2015 in which the Company added $15.1 million in new commercial real estate loans. Construction and land development loans increased 27.0% year-over-year despite a decline of 0.8% in the first quarter of 2015 to $18.6 million, while commercial loans rose $11.1 million year-over-year, an increase of 2.8% to $176.3 million. Residential 1-4 family loans, which grew steadily throughout 2014, were $102.4 million at March 31, 2015, up 14.4% from $89.6 million at March 31, 2014, and up 1.6% from $100.8 million at December 31, 2014.
Year-over-year asset comparisons include growth of investment securities to $190.9 million at March 31, 2015, compared with $149.9 million at March 31, 2014 and $170.1 million at December 31, 2014. Strong gains in low-cost deposits facilitated some of the growth. Average duration of the Company’s investment portfolio remains modest at approximately four years.
Total deposits, which increased to $801.1 million in the first quarter of 2015, compared with $769.4 million at December 31, 2014, and $729.4 million at March 31, 2014, reflected the Company’s focus on growing core deposits from commercial business depositors. Approximately $48.5 million of the year-over-year growth, and $9.4 million in the first quarter came from commercial noninterest bearing demand deposits. Noninterest bearing demand deposits increased 45.0% year-over-year and 5.9% in the first quarter of 2015, savings deposits increased 26.2% year-over-year and 9.6% in the first quarter, NOW accounts were relatively flat in both periods and money market accounts increased to $217.6 million at March 31, 2015 from $167.7 million at March 31, 2014 and $196.2 million at December 31, 2014. This growth has reduced First Community’s overall reliance on time deposits for funding its asset growth. Ongoing rebalancing of the Company’s deposit portfolio resulted in a decline in time deposits to $310.7 million at March 31, 2015 from $310.9 million at December 31, 2014 and $346.2 million at March 31, 2014.
Asset Quality and Performance Metrics
Total nonperforming assets declined by 54.9% to $8.8 million at March 31, 2015 from $19.5 million at March 31, 2014, and 7.4% from $9.5 million at December 31, 2014. The improvement reflected a decline in total nonperforming loans to $6.2 million from $15.3 million a year earlier, and from $7.0 million at December 31, 2014, while foreclosed assets were $2.6 million at March 31, 2015, down from $4.2 million at March 31, 2014 and flat from $2.5 million at December 31, 2014. Net charge-offs, which declined sharply beginning in the third quarter of 2014, were $127,000 in the first quarter of 2015, compared to $1.5 million in the first quarter of 2014.
The Company had no provision for loan losses in the first quarter of 2015 compared with $2.0 million in the first quarter of 2014, reflecting significantly improved asset quality. The Company’s allowance for loan losses to nonperforming loans was 221.83% at March 31, 2015, compared to 198.73% at December 31, 2014 and 107.12% at March 31, 2014.
The Bank was well capitalized according to applicable regulatory standards at March 31, 2015, with a Tier 1 leverage ratio of 9.70%, Tier 1 risk based ratio of 11.47%, a total risk-based capital ratio of 15.08%, and a common equity Tier 1 ratio of 11.47%. Measures of shareholder value, ROAA, ROAE, total shareholders’ equity and tangible book value per share all increased in the first quarter of 2015. First Community’s ratio of tangible common shareholder’s equity to tangible assets was 9.90% at March 31, 2015, compared to 9.96% at December 31, 2014 and 9.93% at March 31, 2014.

Financial Summary
	2015	2014
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
(Dollars in thousands, except share data)
Interest income:
Loans, including fees	$7,815	$8,332	$7,988	$8,086	$7,664
Securities	951	843	848	737	675
Federal funds sold and other	13	16	23	19	17
Total interest income	8,779	9,191	8,859	8,842	8,356
Interest expense:
Deposits	977	1,041	1,130	1,133	1,135
Federal funds purchased and other borrowed funds	14	17	16	17	17
Subordinated debt	603	546	432	432	432
Total interest expense	1,594	1,604	1,578	1,582	1,584
Net interest income	7,185	7,587	7,281	7,260	6,772
Provision for loan losses	—	333	—	667	1,999
Net interest income after provision for loan losses	7,185	7,254	7,281	6,593	4,773
Noninterest income:
Service charges on deposit accounts	183	184	210	152	131
Gain on sale of loans	—	6	—	28	5
Gain on sale of securities	21	466	407	38	—
Gain on foreclosed assets, net	—	—	—	—	19
Mortgage fee income	103	66	196	83	57
Other	138	139	153	544	409
	445	861	966	845	621
Noninterest expenses:
Salaries and employee benefits	2,884	2,739	2,812	2,785	2,854
Occupancy and equipment expense	492	542	543	577	612

Data processing	224	243	238	249	229
Professional fees	380	228	345	372	324
Advertising and business development	189	282	223	213	127
Losses on sale and writedowns of foreclosed assets, net	—	—	78	369	—
Foreclosed assets, net of rental income	72	30	55	55	80
Other expense	916	1,353	794	791	431
	5,157	5,417	5,088	5,411	4,657
Income before income taxes	2,473	2,698	3,159	2,027	737
Income taxes	867	800	1,149	557	231
Net income attributable to First Community Financial Partners	1,606	1,898	2,010	1,470	506
Dividends and accretion on preferred shares	—	(93)	(145)	(144)	(145)
Gain on redemption of preferred shares	—	5	—		—
Net income applicable to common shareholders	$1,606	$1,810	$1,865	$1,326	$361
Basic earnings per common share	$0.10	$0.11	$0.11	$0.08	$0.02
Diluted earnings per common share	$0.09	$0.11	$0.11	$0.08	$0.02

Financial Summary

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Period-End Balance Sheet
(Dollars in thousands)
Assets
Mortgage loans held for sale	$1,729	$738	$—	$1,990	$—
Loans held for sale	—	—	—	—	2,539
Construction and land development	18,555	18,700	15,898	15,060	14,618
Farmland and agricultural production	8,869	9,350	9,393	7,659	7,557
Residential 1-4 family	102,432	100,773	100,716	95,284	89,566
Multifamily	26,015	24,426	24,496	23,873	25,077
Commercial real estate	369,113	353,973	353,456	345,981	349,686
Commercial	176,281	171,452	176,627	166,975	165,234
Consumer and other	10,570	10,519	8,558	9,558	10,160
Total loans	711,835	689,193	689,144	664,390	661,898
Allowance for credit losses	13,778	13,905	13,871	14,383	16,351
Net loans	698,057	675,288	675,273	650,007	645,547
Investment securities	190,909	170,054	157,094	168,072	149,902
Other earning assets (1)	14,447	23,990	31,581	42,905	19,318
Other non-earning assets (2)	53,997	54,005	53,943	59,154	52,752
Total Assets	$959,139	$924,075	$917,891	$922,128	$870,058

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$167,733	$158,329	$140,252	$125,233	$115,704
Savings deposits	33,101	30,211	27,546	26,590	26,225
NOW accounts	71,983	73,755	75,383	73,141	73,540
Money market accounts	217,637	196,222	190,037	187,263	167,713
Time deposits	310,674	310,893	324,897	351,405	346,244
Total deposits	801,128	769,410	758,115	763,632	729,426
Total borrowings	57,953	58,662	59,832	50,209	45,110
Other liabilities	5,140	3,950	3,963	14,021	2,988
Shareholders’ equity - preferred	—	—	6,233	6,177	6,122
Shareholders’ equity - common	94,918	92,053	89,748	88,089	86,412
Total Liabilities and Shareholders’ Equity	$959,139	$924,075	$917,891	$922,128	$870,058

(1) Other earning assets include interest bearing deposits in banks and cash surrender value of life insurance.
(2) Other non-earning assets include cash and due from banks, premises and equipment, foreclosed assets, deferred tax assets, and accrued interest receivable and other assets.

Common stock data

	2015	2014
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Market value (1):
End of period	$5.47	$5.20	$4.73	$4.30	$4.20
High	5.75	5.43	4.78	4.39	4.35
Low	5.14	4.60	4.30	4.00	3.90
Book value (end of period)	5.59	5.52	5.42	5.32	5.22
Tangible book value (end of period)	5.59	5.52	5.42	5.32	5.22
Average shares outstanding	16,768,908	16,563,405	16,549,096	16,548,399	16,398,348
Average diluted shares outstanding	16,958,466	16,800,247	16,770,189	16,740,390	16,642,021

(1) The prices shown are as reported on the OTCQB Marketplace.

Investment portfolio

(Dollars in thousands)	As of March 31, 2015
	Cost	Unrealized Gains	Unrealized Loss	Fair Value	Yield (%)	Duration (Years)

Investment Securities
Government sponsored enterprises	$30,852	$435	$—	$31,287	1.69%	2.93
Residential collateralized mortgage obligations	42,527	718	5	43,240	2.33%	3.00
Residential mortgage backed securities	37,509	448	48	37,909	2.04%	3.69
State and political subdivisions	75,730	1,548	172	77,106	2.41%	4.46
Total debt securities	186,618	3,149	225	189,542	2.20%	4.10
Federal Home Loan Bank stock	1,367	—	—	1,367	—%	—
Total Investment Securities	$187,985	$3,149	$225	$190,909	2.20%	4.10

(Dollars in thousands)	As of December 31, 2014
	Cost	Unrealized Gains	Unrealized Loss	Fair Value	Yield (%)	Duration (Years)

Investment Securities
Government sponsored enterprises	$30,904	$83	$36	$30,951	1.69%	2.80
Residential collateralized mortgage obligations	44,095	241	62	44,274	2.35%	2.71
Residential mortgage backed securities	27,208	137	128	27,217	2.26%	4.10
State and political subdivisions	65,240	1,096	91	66,245	2.48%	4.16
Total debt securities	167,447	1,557	317	168,687	2.27%	3.85
Federal Home Loan Bank stock	1,367	—	—	1,367	—%	—
Total Investment Securities	$168,814	$1,557	$317	$170,054	2.27%	3.85

Asset quality data

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
(Dollars in thousands)
Loans identified as nonperforming	$6,211	$6,947	$9,065	$8,025	$14,948
Loans past due 90 days or more and still accruing	—	50	—	461	316
Total nonperforming loans	6,211	6,997	9,065	8,486	15,264
Foreclosed assets	2,550	2,530	3,489	3,928	4,201
Total nonperforming assets	$8,761	$9,527	$12,554	$12,414	$19,465

Net chargeoffs	$127	$300	$512	$2,635	$1,468
Allowance for loan losses losses	13,778	13,905	13,871	14,383	16,351
Nonperforming assets to total assets	0.91%	1.03%	1.37%	1.35%	2.24%
Nonperforming loans to total assets	0.65%	0.76%	0.99%	0.92%	1.75%
Net chargeoff percentage (annualized)	0.07%	0.17%	0.30%	1.58%	0.89%
Allowance for loan losses to nonperforming loans	221.83%	198.73%	153.02%	169.49%	107.12%

Allowance for loan losses rollforward
	Three months ended March 31,
	2015	2014
Beginning balance	$13,905	$15,820
Chargeoffs	335	2,255
Recoveries	208	787
Net chargeoffs	127	1,468
Provision for loan losses	—	1,999
Ending Balance	$13,778	$16,351

Other data (1)
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Tangible common equity	$94,918	$92,053	$89,748	$88,089	$86,412
Return on average assets	0.69%	0.78%	0.81%	0.60%	0.17%
Return on average equity	6.87%	7.57%	7.81%	5.66%	1.67%
Net yield on earning assets	3.23%	3.46%	3.34%	3.45%	3.29%
Average loans to assets	74.37%	75.80%	73.51%	74.87%	76.04%
Average loans to deposits	89.38%	91.74%	88.19%	89.68%	90.95%
Average noninterest bearing deposits to total deposits	20.48%	20.16%	17.90%	15.83%	15.46%
Average equity to assets	9.75%	10.36%	10.37%	10.55%	10.65%
Tier 1 leverage ratio	9.70%	8.55%	8.81%	8.79%	8.76%
Common equity tier 1 capital ratio	11.47%	n/a	n/a	n/a	n/a
Tier 1 capital ratio	11.47%	10.27%	10.85%	10.52%	9.61%
Total capital ratio	15.08%	15.28%	14.64%	14.44%	13.37%

(1) The March 31, 2015 capital ratios are calculated under the Basel III Rules that became effective on January 1, 2015. Prior period capital ratios were calculated under the prompt corrective action capital rules that were in effect for those periods.

Other Non-GAAP measures

Pre-tax core net operating income
(Dollars in thousands)

	Three months ended
	March 31, 2015	December 31, 2014		September 30, 2014	June 30, 2014	March 31, 2014

Pre-tax net income	$2,473	$2,698		$3,159	$2,027	$737
Gain on sale of investment securities	21	466	466	407	38	—
Gain on sale of foreclosed asset	—	—		—	—	19
Pre-tax core net operating income *	$2,452	$2,232		$2,752	$1,989	$737

* This is a non-U.S. GAAP financial measure. The Company’s management believes the presentation of pre-tax core net operating income provides investors with a greater understanding of the Company’s operating results, in addition to the results measured in accordance with U.S. GAAP.

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
The following tables reflect the components of net interest income for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015			2014
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$694,514	$7,815	4.50%	$660,653	$7,664	4.64%
Investment securities (2)	182,504	951	2.08%	144,813	675	1.86%
Interest bearing deposits with other banks	11,779	13	0.44%	18,425	17	0.37%
Total earning assets	$888,797	$8,779	3.95%	$823,891	$8,356	4.06%

Other assets	45,034			44,976
Total assets	$933,831			$868,867

Liabilities
NOW accounts	$72,246	$23	0.13%	$71,230	$31	0.17%
Money market accounts	205,616	137	0.27%	169,788	119	0.28%
Savings accounts	31,785	13	0.16%	25,015	10	0.16%
Time deposits	303,293	804	1.06%	347,562	975	1.12%
Total interest bearing deposits	612,940	977	0.64%	613,595	1,135	0.74%
Securities sold under agreements to repurchase	28,820	7	0.10%	25,342	7	0.11%
Mortgage payable	450	7	6.22%	650	10	6.15%
FHLB Borrowings	656	—	—%	56	—	—%
Subordinated debentures	29,136	603	8.28%	19,308	432	8.95%
Total interest bearing liabilities	672,002	1,594	0.95%	658,951	1,584	0.96%
Non-interest bearing deposits	164,072			112,803
Other liabilities	4,194			4,461
Total liabilities	$840,268			$776,215

Total shareholders' equity	$93,563			$92,652

Total liabilities and equity	$933,831			$868,867

Net interest income		$7,185			$6,772

Interest rate spread			3.00%			3.10%

Net interest margin			3.23%			3.29%

Footnotes:
(1) Average loans include nonperforming loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

Net interest income was $7.2 million for the three months ended March 31, 2015, an increase of $413,000, or 6.1%, from $6.8 million for the three months ended March 31, 2014. The net interest margin was 3.23% for this period in 2015 and 3.29% for the same period in 2014. The net interest income increase and margin decrease was primarily due to changes in loans. Loans booked in the past year have been at lower yields due to current competitive market conditions, which was offset by the volume of new loans booked over the past quarter.
Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the periods noted (dollars in thousands):

	Three months ended March 31,
	2015 Compared to 2014
	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$394	$(231)	$(12)	$151
Investment securities	176	79	21	276
Interest bearing deposits with other banks	(6)	3	(1)	(4)
Total interest income	564	(149)	8	423

Interest expense
NOW accounts	$—	$(8)	$—	$(8)
Money market accounts	23	(4)	(1)	18
Savings accounts	3	—	—	3
Time deposits	(126)	(52)	7	(171)
Securities sold under agreements to repurchase	1	(1)	—	—
Mortgage payable	(3)	—	—	(3)
Subordinated debentures	219	(32)	(16)	171
Total interest expense	117	(97)	(10)	10

Change in net interest income	$447	$(52)	$18	$413
Provision for Loan Losses
The provision for loan losses was $0 for the three months ended March 31, 2015, compared to $2.0 million for the same period in 2014. Net charge-offs decreased to $127,000 for the three months ended March 31, 2015 compared to $1.5 million for the same period in 2014. Nonperforming loans decreased 11.23% from $7.0 million at December 31, 2014 to $6.2 million at March 31, 2015. These decreases were related to charge-offs and paydowns on nonperforming loans. The decreases in nonperforming loans is the result of management’s focus on improving asset quality and cleaning up the loan portfolio.
Noninterest Income

The following table sets forth the components of noninterest income for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Service charges on deposit accounts	$183	$131
Gain on sale of loans	—	5
Gain on foreclosed assets, net	—	19
Gain on sale of securities	21	—
Mortgage fee income	103	57
Other	138	409
Total noninterest income	$445	$621

Noninterest income for the three months ended March 31, 2015 decreased from the same period in 2014, primarily due to a decrease in other noninterest income, as noted below. Service charges on deposit accounts were up in the current year, primarily due to overdraft fees charged as the result of increases in overdraft balances. There were no loan sales during the first quarter of 2015; the only sale in the first quarter of 2014 related to an SBA loan. The Company’s residential mortgage operation, which started in late 2011, increased volumes significantly during the past three years; the first quarter of 2015 showed higher volumes than prior quarters, and in turn, higher mortgage fee income. In addition, there was a decrease in other noninterest income, which was primarily due to recognition of income in the first quarter of 2014 from an earnest deposit of approximately $288,000 for a loan sale that did not occur.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Salaries and employee benefits	$2,884	$2,854
Occupancy and equipment expense	492	612
Data processing	224	229
Professional fees	380	324
Advertising and business development	189	127
Foreclosed assets, net of rental income	72	80
Other expense	916	431
Total noninterest expense	$5,157	$4,657

Noninterest expense increased for the three months ended March 31, 2015 compared to the same period in 2014. Salaries and employee benefits increased slightly for the three months ended March 31, 2015 compared to the same period in 2014 as a result of salary adjustments. We continue to see improvements in asset quality, and in turn, decreases in the costs related to our problem assets. Occupancy and equipment expense was down from the first quarter of 2014 as the result of the purchase of the Channahon branch building along with the completion of construction at the Burr Ridge location. Professional fees were up slightly primarily as the result of problem loan related legal fees paid during the first quarter of 2015. Advertising costs were slightly higher than the prior year due to the update of our website along with other marketing initiatives. Other expense was higher than the first quarter of 2014. During the first quarter of 2014, we reversed the accrual for a contingent liability of approximately $210,000, which decreased other expense. In addition, there have been some smaller increases in other expenses during the first quarter of 2015, such as software purchases, correspondent fees and restricted stock and stock option expense for directors.
Income Taxes

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. The Company realized income tax expense of $867,000 for the three months ended March 31, 2015, compared with $231,000 of income tax expense for the three months ended March 31, 2014.

Financial Condition
Our assets totaled $959.1 million and $924.1 million at March 31, 2015 and December 31, 2014, respectively. Total loans at March 31, 2015 and December 31, 2014 were $711.8 million and $689.2, respectively. Total deposits were $801.1 million and $769.4 million at March 31, 2015 and December 31, 2014, respectively. The increase in noninterest bearing deposits from $158.3 million at December 31, 2014 to $167.7 million at March 31, 2015, an increase of 5.94%, was a result of efforts to grow our core deposits. Interest-bearing deposits also grew during the first quarter as a result of the competitive rates offered in the current year. Borrowed funds, consisting of securities sold under agreements to repurchase and a mortgage note payable, totaled $28.8 million and $29.5 million at March 31, 2015 and December 31, 2014, respectively. The decrease in other borrowed funds during the three months ended March 31, 2015 related to decreases in securities sold under agreements to repurchase, as clients lowered their balances in these accounts.
Total shareholders’ equity was $94.9 million and $92.1 million at March 31, 2015 and December 31, 2014, respectively. The overall increase was a result of the net income available to shareholders for the three months ended March 31, 2015, along with the increase in other comprehensive income during the first quarter related to the market value of the investment portfolio.
Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$18,555	3%	$18,700	3%	$14,618	2%
Farmland and Agricultural Production	8,869	1%	9,350	1%	7,557	1%
Residential 1-4 Family	102,432	14%	100,773	15%	89,566	13%
Multifamily	26,015	4%	24,426	4%	25,077	4%
Commercial Real Estate	369,113	52%	353,973	51%	349,686	53%
Commercial	176,281	25%	171,452	25%	165,234	25%
Consumer and other	10,683	1%	10,706	1%	10,502	2%
Total Loans	$711,948	100%	$689,380	100%	$662,240	100%
Total loans increased by $22.6 million during the three months ended March 31, 2015 as a result of new loan originations. New loans originated during the three months ended March 31, 2015 were primarily in the commercial real estate, multifamily, commercial, and residential 1-4 family categories.
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

At March 31, 2015 and December 31, 2014, the allowance for loan losses was $13.8 million and $13.9 million, respectively, with a resulting allowance to total loans ratio of 1.94% and 2.02%, respectively. Over the past year, we have seen a reduction in the allowance to total loan percentage from 2.47% at March 31, 2014, and 2.02% at December 31, 2014, to 1.94% at March 31, 2015. This decrease has been the result of the reduction in nonperforming assets and an improving net charge-off history, which is the starting point for the Company’s allowance for loan loss calculation. In addition, the allowance for loan losses to nonperforming loans has increased from 107.12% at March 31, 2014, and 198.73% at December 31, 2014, to 221.83% at March 31, 2015.

Net charge-offs for the three months ended March 31, 2015 amounted to $127,000, compared to $1.5 million for the same period in 2014. Overall decreases in charge-offs have been seen over the past year as a result of the continued improvement in asset quality.

Charge-offs and recoveries for each major loan category are shown in the table below:

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Balance at beginning of period	$13,905	$15,820
Charge-offs:
Construction and Land Development	—	1,185
Residential 1-4 Family	72	68
Commercial Real Estate	—	183
Commercial	263	803
Consumer and other	—	16
Total charge-offs	$335	$2,255
Recoveries:
Construction and Land Development	17	20
Residential 1-4 Family	150	13
Commercial Real Estate	9	677
Commercial	30	71
Consumer and other	2	6
Total recoveries	$208	$787
Net charge-offs	127	1,468
Provision for loan losses	—	1,999
Allowance for loan losses at end of period	$13,778	$16,351
Selected loan quality ratios:
Net charge-offs to average loans	0.07%	0.89%
Allowance to total loans	1.94%	2.47%
Allowance to nonperforming loans	221.83%	107.12%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	March 31, 2015		December 31, 2014
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans

Construction and Land Development	$731	5%	$758	5%
Farmland and Agricultural Production	439	3%	459	3%
Residential 1-4 Family	1,146	8%	1,199	9%
Multifamily	97	1%	67	1%
Commercial Real Estate	7,162	53%	6,828	49%
Commercial	3,917	28%	4,296	31%
Consumer and other	286	2%	298	2%
Total	$13,778	100%	$13,905	100%
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
There were approximately $6.2 million of nonperforming loans at March 31, 2015 which were down from $7.0 million at December 31, 2014. The decrease was the result of current year charge-offs and paydowns.
Impaired loans were $14.8 million and $15.6 million at March 31, 2015 and December 31, 2014, respectively. Included in impaired loans at March 31, 2015 were $1.4 million in loans with valuation allowances totaling $297,000, and $13.4 million in loans without a valuation allowance. Included in impaired loans at December 31, 2014 were $1.4 million in loans with valuation allowances totaling $590,000, and $14.2 million in loans without a valuation allowance.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing:

	March 31, 2015	December 31, 2014	March 31, 2014
Non-accrual loans	$6,211	$6,947	$14,948
Accruing loans delinquent 90 days or more	—	50	316
Non-performing loans	6,211	6,997	15,264
Troubled debt restructures accruing interest	2,771	2,814	6,007
We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of March 31, 2015 and December 31, 2014 were approximately $5.0 million and $4.9 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under U.S. GAAP.
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
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government sponsored enterprises	$30,852	$31,287	$30,904	$30,951
Residential collateralized mortgage obligations	42,527	43,240	44,095	44,274
Residential mortgage backed securities	37,509	37,909	27,208	27,217
State and political subdivisions	75,730	77,106	65,240	66,245
Total securities available for sale	$186,618	$189,542	$167,447	$168,687
Available for sale securities increased $20.9 million to $189.5 million at March 31, 2015 from $168.7 million at December 31, 2014, as the Company continued to invest its excess cash in investment securities during 2015.
Securities with a fair value of $43.0 million and $40.5 million were pledged as collateral on public funds, securities sold under agreements or for other purposes as required or permitted by law, as of March 31, 2015 and December 31, 2014, respectively.
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

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$167,733	20.94%	$158,329	20.58%
NOW and money market accounts	289,620	36.15%	269,977	35.09%
Savings	33,101	4.13%	30,211	3.93%
Time deposit certificates of $250,000 or more	58,290	7.28%	50,682	6.59%
Time deposit certificates, $100,000 to $250,000	142,853	17.83%	145,506	18.91%
Other time deposit certificates	109,531	13.67%	114,705	14.90%
Total	$801,128	100.00%	$769,410	100.00%

Total deposits increased $31.7 million to $801.1 million at March 31, 2015, from $769.4 million at December 31, 2014. The increase was primarily related to the increase in noninterest bearing demand deposits and NOW and money market accounts, which helped to improve the Company’s core deposits and lower the Company’s overall cost of funds.
Off-Balance Sheet Arrangements
Refer to Note 9 of our Unaudited Consolidated Financial Statements for a description of off-balance sheet arrangements.

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	March 31, 2015	December 31, 2014
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$28,207	$29,081
Outstanding at end of period	28,395	29,059
Maximum month-end outstanding	28,848	32,668
Rate:
Weighted average interest rate during the year	0.10%	0.10%
Weighted average interest rate at end of the period	0.10%	0.10%

FHLB borrowings:
Balance:
Average daily outstanding	$920	$1,017
Outstanding at end of period	—	—
Maximum month-end outstanding	5,000	5,000
Rate:
Weighted average interest rate during the year	0.14%	0.13%
Weighted average interest rate at end of the period	0.15%	—%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies. As of March 31, 2015, the Bank was unable to pay dividends due to having an accumulated deficit of $5.4 million at March 31, 2015 compared to $7.0 million at December 31, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined in the applicable regulations. Management believes, as of March 31, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 to our Unaudited Consolidated Financial Statements for more information.

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
The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There were no uncertain tax positions as of March 31, 2015 and December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report, were effective.

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

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

Date: March 15, 2015	/s/ Roy C. Thygesen
Roy C. Thygesen
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2015	/s/ Glen L. Stiteley
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and March 31, 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.