Form 10-Q
period 2015-06-30
First Community Financial Partners, Inc.
filed 2015-08-06
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

001-37505
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

There were outstanding 16,986,471 shares of the Registrant’s common stock as of August 4, 2015.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-Q

June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
	June 30, 2015	December 31, 2014
Assets	(in thousands, except share data)(June 30, 2015 data is unaudited)
Cash and due from banks	$9,669	$13,329
Interest-bearing deposits in banks	38,390	19,667
Securities available for sale	182,982	168,687
Non-marketable equity securities	1,367	1,367
Mortgage loans held for sale	1,449	738
Loans, net of allowance for loan losses of $12,420 in 2015; $13,905 in 2014	715,377	675,288
Premises and equipment, net	18,847	19,369
Foreclosed assets	4,248	2,530
Cash surrender value of life insurance	4,387	4,323
Deferred tax asset, net	12,490	14,233
Accrued interest receivable and other assets	5,263	4,544
Total assets	$994,469	$924,075

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$174,527	$158,329
Interest bearing	659,861	611,081
Total deposits	834,388	769,410
Other borrowed funds	44,098	29,529
Subordinated debt	15,300	29,133
Accrued interest payable and other liabilities	4,513	3,950
Total liabilities	898,299	832,022

Concentrations, Commitments and Contingencies (Note 9 to Unaudited Consolidated Financial Statements)

First Community Financial Partners, Inc. Shareholders’ Equity
Common stock, $1.00 par value; 60,000,000 shares authorized; 16,984,221 issued and outstanding at June 30, 2015 and 16,668,002 issued and outstanding at December 31, 2014	16,984	16,668
Additional paid-in capital	81,707	81,648
Accumulated deficit	(3,069)	(7,019)
Accumulated other comprehensive income	548	756
Total shareholders' equity	96,170	92,053
Total liabilities and shareholders' equity	$994,469	$924,075

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income:	(dollars in thousands, except share data)(unaudited)
Loans, including fees	$8,090	$8,086	$15,906	$15,751
Securities	962	737	1,913	1,413
Federal funds sold and other	15	19	28	37
Total interest income	9,067	8,842	17,847	17,201
Interest expense:
Deposits	987	1,133	1,964	2,269
Federal funds purchased and other borrowed funds	17	17	31	34
Subordinated debt	603	432	1,206	863
Total interest expense	1,607	1,582	3,201	3,166
Net interest income	7,460	7,260	14,646	14,035
Provision for loan losses	(749)	667	(749)	2,667
Net interest income after provision for loan losses	8,209	6,593	15,395	11,368
Noninterest income:
Service charges on deposit accounts	194	152	377	283
Gain on sale of loans	—	28	—	32
Gain on sale of securities	—	38	21	38
Gain on foreclosed assets, net	—	—	—	19
Mortgage fee income	153	83	257	140
Other	174	544	313	953
	521	845	968	1,465
Noninterest expenses:
Salaries and employee benefits	2,810	2,785	5,694	5,640
Occupancy and equipment expense	505	577	997	1,102
Data processing	237	249	462	478
Professional fees	411	372	792	697
Advertising and business development	227	213	417	341
Losses on sale and writedowns of foreclosed assets, net	20	369	20	369
Foreclosed assets, net of rental income	70	55	141	135
Other expense	919	791	1,834	1,309
	5,199	5,411	10,357	10,071
Income before income taxes	3,531	2,027	6,006	2,762
Income taxes	1,189	557	2,056	788
Net income attributable to First Community Financial Partners	2,342	1,470	3,950	1,974
Dividends and accretion on preferred shares	—	(144)	—	(288)
Net income applicable to common shareholders	$2,342	$1,326	$3,950	$1,686

Common share data
Basic earnings per common share	$0.14	$0.08	$0.23	$0.10
Diluted earnings per common share	0.14	0.08	0.23	0.10

Weighted average common shares outstanding for basic earnings per common share	16,970,721	16,548,399	16,870,372	16,474,053
Weighted average common shares outstanding for diluted earnings per common share	17,088,102	16,740,390	17,009,399	16,692,163

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)(unaudited)
Net income	$2,342	$1,470	$3,950	$1,974

Unrealized holding gains (losses) on investment securities	(2,026)	460	(321)	1,203
Reclassification adjustments for gains included in net income	—	(38)	(21)	(38)
Tax effect of realized and unrealized gains and losses on investment securities	792	(141)	134	(430)
Other comprehensive income (loss), net of tax	(1,234)	281	(208)	735

Comprehensive income	$1,108	$1,751	$3,742	$2,709

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Three and Six Months Ended June 30, 2015 and 2014

	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	(in thousands, except share data) (unaudited)
Balance, December 31, 2013	$5,176	$892	$16,334	$81,241	$(12,381)	$325	$91,587
Net income	—	—	—	—	1,974	—	1,974
Other comprehensive loss, net of tax	—	—	—	—	—	735	735
Discount accretion on preferred shares	—	109	—	—	(109)	—	—
Dividends on preferred shares	—	—	—	—	(179)	—	(179)
Issuance of 214,731 shares of common stock for restricted stock awards and amortization	—	—	215	(259)	—	—	(44)
Stock based compensation expense	—	—	—	193	—	—	193
Balance, June 30, 2014	5,176	1,001	16,549	81,175	(10,695)	1,060	94,266

Balance, December 31, 2014	—	—	16,668	81,648	(7,019)	756	92,053
Net income	—	—	—	—	3,950	—	3,950
Other comprehensive income, net of tax	—	—	—	—	—	(208)	(208)
Issuance of 302,719 shares of common stock for restricted stock awards and amortization	—	—	303	(297)	—	—	6
Issuance of 13,500 shares of common stock for exercise of warrants	—	—	13	45	—	—	58
Reclass of warrants upon redemption of preferred stock	—	—	—	(237)	—	—	(237)
Stock based compensation expense	—	—	—	548	—	—	548
Balance, June 30, 2015	$—	$—	$16,984	$81,707	$(3,069)	$548	$96,170

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Six months ended June 30,
	2015	2014
	(in thousands)(unaudited)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$3,950	$1,974
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	893	292
Provision for loan losses	(749)	2,667
Gain on sale of foreclosed assets, net	(46)	(19)
Writedown of foreclosed assets	67	369
Net accretion of deferred loan fees	(16)	(44)
Warrant accretion	6	14
Depreciation and amortization of premises and equipment	567	606
Realized gains on sales of available for sale securities, net	(21)	(38)
Increase (decrease) in cash surrender value of life insurance	(64)	255
Deferred income taxes	1,877	141
Proceeds from sale of loans	—	8,897
Gain on sale of loans	—	(32)
Decrease (increase) in accrued interest receivable and other assets	(719)	375
Increase in accrued interest payable and other liabilities	611	8,257
Restricted stock compensation expense	511	193
Stock option compensation expense	37	—
Net cash provided by operating activities	6,904	23,907
Cash Flows From Investing Activities
Net change in interest bearing deposits in banks	(18,723)	(9,355)
Activity in available for sale securities:
Purchases	(27,443)	(45,671)
Maturities, prepayments and calls	9,671	12,727
Sales	2,263	8,504
Purchases of non-marketable equity securities	—	(400)
Net decrease (increase) in loans held for sale	(711)	629
Net increase in loans	(41,129)	(25,280)
Purchases of premises and equipment	(45)	(4,002)
Proceeds from sale of foreclosed assets	66	234
Net cash used in investing activities	(76,051)	(62,614)
Cash Flows From Financing Activities
Net increase in deposits	64,978	38,231
Cash paid on redemption of subordinated debt	(14,060)	—
Net increase in other borrowings	14,569	5,327
Dividends paid on preferred shares	—	(179)
Net cash provided by financing activities	65,487	43,379
Net change in cash and due from banks	(3,660)	4,672
Cash and due from banks:
Beginning	13,329	10,815
Ending	$9,669	$15,487

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,915	$3,441
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	1,805	—

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Basis of Presentation

These are the unaudited consolidated financial statements of First Community Financial Partners, Inc. (the “Company” or “First Community”), and its subsidiaries, including its wholly owned bank subsidiary, First Community Financial Bank (the “Bank”), based in Plainfield, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Undistributed earnings allocated to common shareholders	$2,342	$1,470	$3,950	$1,974
Preferred stock dividends and discount accretion	—	(144)	—	(288)
Net income allocated to common shareholders	$2,342	$1,326	$3,950	$1,686

Weighted average shares outstanding for basic earnings per common share	16,970,721	16,548,399	16,870,372	16,474,053
Dilutive effect of stock-based compensation	117,381	191,991	139,027	218,110
Weighted average shares outstanding for diluted earnings per common share	17,088,102	16,740,390	17,009,399	16,692,163

Basic earnings per common share	$0.14	$0.08	$0.23	$0.10
Diluted earnings per common share	0.14	0.08	0.23	0.10

Note 3.	Securities Available for Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows (in thousands):

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$27,802	$196	$—	$27,998
Residential collateralized mortgage obligations	40,898	234	64	41,068
Residential mortgage backed securities	38,344	269	97	38,516
State and political subdivisions	75,040	1,054	694	75,400
	$182,084	$1,753	$855	$182,982
December 31, 2014
Government sponsored enterprises	$30,904	$83	$36	$30,951
Residential collateralized mortgage obligations	44,095	241	62	44,274
Residential mortgage backed securities	27,208	137	128	27,217
State and political subdivisions	65,240	1,096	91	66,245
	$167,447	$1,557	$317	$168,687

Securities with a fair value of $44.1 million and $40.5 million were pledged as collateral on public funds, securities sold under agreements to repurchase or for other purposes as required or permitted by law as of June 30, 2015 and December 31, 2014, respectively.

The amortized cost and fair value of debt securities available for sale as of June 30, 2015, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$9,055	$9,085
Over 1 year through 5 years	44,040	44,557
Over 5 years through 10 years	33,368	33,332
Over 10 years	16,379	16,424
Residential collateralized mortgage obligations and mortgage backed securities	79,242	79,584
	$182,084	$182,982

Gains on the sales of securities were $21,000 and $38,000 during the six months ended June 30, 2015 and 2014, respectively.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believed were other-than-temporarily impaired, at June 30, 2015 and December 31, 2014.

The unrealized losses in the portfolio at June 30, 2015 resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to sell and does not believe it will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 4.	Loans

A summary of the balances of loans follows (in thousands):

	June 30, 2015	December 31, 2014
Construction and Land Development	$19,612	$18,700
Farmland and Agricultural Production	8,604	9,350
Residential 1-4 Family	109,819	100,773
Multifamily	29,829	24,426
Commercial Real Estate	363,575	353,973
Commercial	187,780	171,452
Consumer and other	8,564	10,706
	727,783	689,380
Net deferred loan fees	14	(187)
Allowance for loan losses	(12,420)	(13,905)
	$715,377	$675,288

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$19,612	$—	$—	—	$19,612	$—	$19,612
Farmland and Agricultural Production	8,604	—	—	—	8,604	—	8,604
Residential 1-4 Family	109,688	69	—	—	109,757	62	109,819
Multifamily	29,829	—	—	—	29,829	—	29,829
Commercial Real Estate
Retail	88,610	—	—	—	88,610	—	88,610
Office	46,185	—	—	—	46,185	—	46,185
Industrial and Warehouse	66,808	—	—	—	66,808	1,907	68,715
Health Care	27,898	—	—	—	27,898	—	27,898
Other	131,404	—	277	—	131,681	486	132,167
Commercial	185,876	—	121	55	186,052	1,728	187,780
Consumer and other	8,532	30	—	—	8,562	2	8,564
Total	$723,046	$99	$398	55	$723,598	$4,185	$727,783

December 31, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$18,619	$—	$81	$—	$18,700	$—	$18,700
Farmland and Agricultural Production	9,350	—	—	—	9,350	—	9,350
Residential 1-4 Family	100,285	—	109	—	100,394	379	100,773
Multifamily	24,426	—	—	—	24,426	—	24,426
Commercial Real Estate
Retail	91,725	—	—	—	91,725	—	91,725
Office	44,255	—	—	—	44,255	—	44,255
Industrial and Warehouse	57,410	—	—	—	57,410	1,907	59,317
Health Care	26,974	—	—	—	26,974	—	26,974
Other	128,940	—	—	—	128,940	2,762	131,702
Commercial	169,395	—	118	50	169,563	1,889	171,452
Consumer and other	10,695	1	—	—	10,696	10	10,706
Total	$682,074	$1	$308	$50	$682,433	$6,947	$689,380

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. There was no balance to report at June 30, 2015 and December 31, 2014.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$15,966	$3,646	$—	$—	$19,612
Farmland and Agricultural Production	8,604	—	—	—	8,604
Multifamily	29,142	687	—	—	29,829
Commercial Real Estate
Retail	80,608	8,002	—	—	88,610
Office	46,185	—	—	—	46,185
Industrial and Warehouse	65,949	859	—	1,907	68,715
Health Care	27,898	—	—	—	27,898
Other	125,685	2,820	3,267	395	132,167
Commercial	179,139	6,653	404	1,584	187,780
Total	$579,176	$22,667	$3,671	$3,886	$609,400

June 30, 2015	Performing	Non-performing	Total
Residential 1-4 Family	$109,757	$62	$109,819
Consumer and other	8,562	2	8,564
Total	$118,319	$64	$118,383

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$14,900	$3,800	$—	—	$18,700
Farmland and Agricultural Production	9,350	—	—	—	9,350
Multifamily	24,426	—	—	—	24,426
Commercial Real Estate
Retail	78,258	13,467	—	—	91,725
Office	44,255	—	—	—	44,255
Industrial and Warehouse	56,316	1,094	—	1,907	59,317
Health Care	26,974	—	—	—	26,974
Other	121,526	4,185	3,329	2,662	131,702
Commercial	159,648	8,706	2,116	982	171,452
Total	$535,653	$31,252	$5,445	5,551	$577,901

December 31, 2014	Performing	Non-performing	Total
Residential 1-4 Family	$100,394	$379	$100,773
Consumer and other	10,696	10	10,706
Total	$111,090	$389	$111,479

Non-performing loans include those on non-accrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended June 30, 2015 and 2014 (in thousands):

June 30, 2015	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$731	$439	$1,146	$97	$7,162	$3,917	$286	$13,778
Provision for loan losses	49	(412)	3	(2)	(672)	410	(125)	(749)
Loans charged-off	—	—	(123)	—	(105)	(507)	(2)	(737)
Recoveries of loans previously charged-off	18	—	21	—	9	75	5	128
Ending balance	$798	$27	$1,047	$95	$6,394	$3,895	$164	$12,420

June 30, 2014
Allowance for loan losses:
Beginning balance	$1,455	$404	$1,540	$306	$8,624	$3,757	$265	$16,351
Provision for loan losses	(334)	49	(266)	(202)	1,327	66	27	667
Loans charged-off	—	—	(88)	—	(2,494)	(264)	—	(2,846)
Recoveries of loans previously charged-off	18	—	5	—	149	39	—	211
Ending balance	$1,139	$453	$1,191	$104	$7,606	$3,598	$292	$14,383

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the six months ended June 30, 2015 and 2014 (in thousands):

June 30, 2015	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$758	$459	$1,199	$67	$6,828	$4,296	$298	$13,905
Provision for loan losses	5	(432)	(128)	28	(347)	263	(138)	(749)
Loans charged-off	—	—	(195)	—	(104)	(770)	(3)	(1,072)
Recoveries of loans previously charged-off	35	—	171		17	106	7	336
Ending balance	$798	$27	$1,047	$95	$6,394	$3,895	$164	$12,420
June 30, 2014
Allowance for loan losses:
Beginning balance	$2,711	$427	$1,440	$97	$7,812	$3,183	$150	$15,820
Provision for loan losses	(424)	26	(112)	7	1,646	1,372	152	2,667
Loans charged-off	(1,186)	—	(156)	—	(2,677)	(1,067)	(16)	(5,102)
Recoveries of loans previously charged-off	38	—	19	—	825	110	6	998
Ending balance	$1,139	$453	$1,191	$104	$7,606	$3,598	$292	$14,383

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$25	$—	$—	$37	$—	$62
Collectively evaluated for impairment	798	27	1,022	95	6,394	3,858	164	12,358
Ending balance	$798	$27	$1,047	$95	$6,394	$3,895	$164	$12,420
Loans:
Individually evaluated for impairment	$—	$—	$1,689	$—	$6,749	$4,285	$2	$12,725
Collectively evaluated for impairment	19,612	8,604	108,130	29,829	356,826	183,495	8,562	715,058
Ending balance	$19,612	$8,604	$109,819	$29,829	$363,575	$187,780	$8,564	$727,783

December 31, 2014
Period-ended amount allocated to:
Individually evaluated for impairment	$—	—	$29	$—	$—	$561	$—	$590
Collectively evaluated for impairment	758	459	1,170	67	6,828	3,735	298	13,315
Ending balance	$758	$459	$1,199	$67	$6,828	$4,296	$298	$13,905
Loans:
Individually evaluated for impairment	$—	—	$2,020	$—	$9,084	$4,495	$11	$15,610
Collectively evaluated for impairment	18,700	9,350	98,753	24,426	344,889	166,957	10,695	673,770
Ending balance	$18,700	$9,350	$100,773	$24,426	$353,973	$171,452	$10,706	$689,380

The following tables present additional detail of impaired loans, segregated by class, as of and for the three and six months ended June 30, 2015 and year ended December 31, 2014 (dollars in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

June 30, 2015
				Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	1,255	1,216	—	1,230	16	1,335	31
Multifamily	—	—	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—	—	—
Office	502	502	—	504	5	506	13
Industrial and Warehouse	1,993	1,907	—	1,907	—	1,907	—
Health Care	—	—	—	—		—	—
Other	7,007	4,340	—	5,300	27	5,755	59
Commercial	4,782	4,185	—	3,812	33	3,719	66
Consumer and other	2	2	—	3	—	6	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—	—	—
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	473	473	25	474	5	474	11
Multifamily	—	—	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—	—	—
Health Care	—	—	—	—	—	—	—
Other	—	—	—	160	—	107	—
Commercial	100	100	37	375	—	570	—
Consumer and other	—	—	—	—	—	—	—
Total	$16,114	$12,725	$62	$13,765	$86	$14,379	$180

December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,732	1,543	—	1,298	63
Multifamily	—	—	—	119	—
Commercial Real Estate
Retail	—	—	—	707	—
Office	511	510	—	779	25
Industrial and Warehouse	1,994	1,907	—	1,550	—
Health Care	—	—	—	—
Other	9,658	6,667	—	6,126	—
Commercial	3,733	3,534	—	4,147	—
Consumer and other	20	11	—	14	—
With an allowance recorded:
Construction and Land Development	—	—	—	887	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	477	477	29	637	31
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	1,907	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	1,084	—
Commercial	1,312	961	561	453	—
Consumer and other	—	—	—	—	—
Total	$19,437	$15,610	$590	$19,708	$119

During the six months ended June 30, 2015, there were no troubled debt restructurings added. During the six months ended June 30, 2014, there were four contracts totaling $3.2 million in troubled debt restructurings added, two of which were the result of the payment of real estate taxes by the Bank on the behalf of the customer and the third was the result of a payment concession.

Troubled debt restructurings that were accruing were $2.8 million as of June 30, 2015 and December 31, 2014. Troubled debt restructurings that were non-accruing were $2.4 million as of June 30, 2015 and December 31, 2014.

The following presents a rollfoward activity of troubled debt restructurings (in thousands, except number of loans):

	Six months ended
	June 30, 2015
	Recorded Investment	Number of Loans
Balance, beginning	$5,621	10
Additions to troubled debt restructurings	—	—
Removal of troubled debt restructurings	(309)	(1)
Charge-off related to troubled debt restructurings	—	—
Transfers to other real estate owned	—	—
Repayments and other reductions	(139)	(1)
Balance, ending	$5,173	8

Restructured loans are evaluated for impairment at each reporting date as part of the Company’s determination of the allowance for loan losses.

Note 5.	Deposits

The composition of interest-bearing deposits was as follows (in thousands):

	June 30, 2015	December 31, 2014
NOW and money market accounts	$326,592	$269,977
Savings	33,567	30,211
Time deposit certificates of $250,000 or more	56,257	50,682
Time deposit certificates of $100,000 to $250,000	136,810	145,506
Other time deposit certificates	106,635	114,705
	$659,861	$611,081

The composition of brokered deposits included in deposits was as follows (in thousands):

	June 30, 2015	December 31, 2014
NOW and money market accounts	$33,356	$—
Time deposit certificates	9,404	9,145
	$42,760	$9,145

Note 6.	Other Borrowed Funds

The composition of other borrowed funds was as follows (in thousands):

	June 30, 2015	December 31, 2014
Securities sold under agreements to repurchase	$30,038	$29,059
Secured borrowings	14,060	—
Mortgage note payable	—	470
	$44,098	$29,529

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

The mortgage note payable was related to the purchase of a building in Burr Ridge, Illinois, the Bank, as successor in interest to Burr Ridge Bank and Trust, was the obligor to a $1.0 million mortgage note signed on February 28, 2012. During the second quarter of 2015 the remaining balance of this obligation was repaid in full.

On June 29, 2015, the Company entered into a credit facility with an unaffiliated bank for two credit facilities. The credit facilities include a $4.0 million revolving line of credit, which was fully drawn at June 30, 2015 and a $10.1 million term loan.  The revolving line matures in 2020 and the term loan matures in 2021. The credit facilities have an annual interest rate of 2.25% plus LIBOR, which is currently 2.4%.  The credit facilities are collateralized by the stock of the Company’s wholly-owned subsidiary, the Bank.
A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, commercial real estate loans, first mortgage loans, and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago (“FHLB”).  The Bank had $296.5 million and $267.2 million of loans pledged as collateral for FHLB advances as of June 30, 2015 and December 31, 2014, respectively. There were no advances outstanding at June 30, 2015 and December 31, 2014, respectively.

The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $101.3 million and $99.8 million of loans pledged as collateral under these agreements as of June 30, 2015 and December 31, 2014, respectively. There were no borrowings outstanding at June 30, 2015 and December 31, 2014.

Note 7.	Income Taxes

Income tax expense recognized is as follows (in thousands):

	Six months ended June 30,
	2015	2014
Current	$179	$647
Deferred	1,877	141
	$2,056	$788

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	Six months ended June 30,
	2015	2014
Federal income tax at statutory rate	$2,102	$967
Increase (decrease) due to:
Federal tax exempt	(254)	(135)
State income tax, net of federal benefit	307	173
Benefit of income taxed at lower rate	(60)	28
Tax exempt income	(16)	(10)
Cash surrender value of life insurance	(22)	(164)
Other	(1)	(71)
	$2,056	$788

Deferred tax assets and liabilities consist of (in thousands):

	June 30, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$4,275	$4,836
Merger expenses	146	156
Organization expenses	240	262
Net operating losses	6,865	8,320
Contribution carryforward	38	38
Restricted stock	159	—
Non-qualified stock options	631	860
Foreclosed assets	308	291
Tax Credits	416	374
Other	—	76
	13,078	15,213
Deferred tax liabilities:
Depreciation	(233)	(334)
Unrealized gains on securities available for sale	(350)	(484)
Other	(5)	(162)
	(588)	(980)
Net deferred tax asset	$12,490	$14,233

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

The Company had a federal net operating loss carryforward of $17.3 million and $20.3 million at June 30, 2015 and December 31, 2014, respectively, which could be used to offset future regular corporate federal income tax as of June 30, 2015 and December 31, 2014. The net operating loss carryforward expires between the December 31, 2030 and December 31, 2033, fiscal tax years. The Company had an Illinois net operating loss carryforward of $14.0 million and $22.6 million at June 30, 2015 and December 31, 2014, respectively, that could be used to offset future regular corporate state income tax, as of June 30, 2015 and December 31, 2014. This Illinois net operating loss carryforward will expire between the December 31, 2025 and December 31, 2028, fiscal tax years.

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

On August 15, 2013, the Company adopted the First Community Financial Partners, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”). The 2013 Equity Incentive Plan allows for the granting of awards including stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and cash incentive awards. Under this plan, 1,000,000 shares of Company common stock have been reserved for the granting of awards.

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	June 30, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,089,404	$7.00	$—
Granted	217,500	5.20	294
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—
Forfeited	(1,100)	8.30	—

Outstanding at end of period	1,305,804	$6.70	$834

Exercisable at end of period	1,088,304	$6.99	$541

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on June 30, 2015. There was $834,000 and $0 in intrinsic value of the stock options outstanding at June 30, 2015 and December 31, 2014. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $37,000 and $0 of compensation expense related to the stock options for the six months ended June 30, 2015 and 2014. At June 30, 2015, there was $230,000 in compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at June 30, 2015 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable
$5.00	364,376	4.04	364,376
$5.20	217,500	9.52	—
$5.53	6,000	4.84	6,000
$6.25	30,600	4.42	30,600
$6.38	10,000	0.81	10,000
$7.50	433,700	2.07	433,700
$8.00	4,000	4.22	4,000
$9.25	239,628	2.88	239,628
	1,305,804		1,088,304

No options vested during the three months ended June 30, 2015.

The Company grants restricted stock units to select officers and directors within the organization under the 2008 Equity Incentive Plan and the 2013 Equity Incentive Plan, which entitle the holder to receive shares of Company common stock in the future, subject to certain terms, conditions and restrictions. Holders of restricted stock units are also entitled to receive additional units equal in value to any dividends paid with respect to the restricted stock units during the vesting period. Compensation expense for the restricted stock units equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period.

In January 2015, restricted stock was issued with certain performance conditions for a minimum of 33,600 shares, and up to a maximum of 170,549 shares. These performance conditions are expected to be met by the end of 2015 and the expense related to these awards is being recognized over the year.

The Company recognized compensation expense of $407,000 and $123,000, respectively, for the six months ended June 30, 2015 and 2014, related to the 2008 Equity Incentive Plan and the 2013 Equity Incentive Plan. Total unrecognized compensation expense related to restricted stock grants was approximately $182,000 as of June 30, 2015.

The following is a summary of nonvested restricted stock units:

	June 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	212,020	$3.95
Granted	53,600	5.31
Vested	(202,020)	3.97
Canceled	—	—
Forfeited	—	—
Nonvested shares, end of period	63,600	$5.06

Note 9.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	June 30, 2015	December 31, 2014
Commitments to extend credit	$141,342	$132,693
Standby letters of credit	10,335	10,169
Performance letters of credit	737	440
	$152,414	$143,302

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

As of June 30, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity tier 1 capital, and Tier 1 leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new common equity tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital.  A number of instruments that generally qualified as Tier 1 capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Company made this one time election in the first quarter of 2015.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  The Company and Bank became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management believes, as of June 30, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Bank’s capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total capital (to risk-weighted assets)
Consolidated	$118,352	15.08%	$62,795	8.00%	N/A	N/A
First Community Financial Bank	123,983	15.84%	62,608	8.00%	$78,260	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	90,041	11.47%	47,096	6.00%	N/A	N/A
First Community Financial Bank	113,992	14.59%	46,956	6.00%	62,795	8.00%
Common equity tier 1 capital
Consolidated	90,041	11.47%	55,684	6.00%	N/A	N/A
First Community Financial Bank	113,992	14.59%	55,684	6.00%	50,869	6.50%
Tier 1 leverage ratio
Consolidated	90,041	9.70%	55,684	6.00%	N/A	N/A
First Community Financial Bank	113,992	12.30%	55,684	6.00%	39,130	5.00%
December 31, 2014
Total capital (to risk-weighted assets)
Consolidated	$115,341	13.55%	$60,400	8.00%	N/A	N/A
First Community Financial Bank	111,470	14.79%	60,289	8.00%	$75,361	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	77,547	10.27%	30,200	4.00%	N/A	N/A
First Community Financial Bank	101,997	13.53%	30,144	4.00%	45,217	6.00%
Tier 1 capital (to average assets)
Consolidated	77,547	8.55%	36,281	4.00%	N/A	N/A
First Community Financial Bank	101,997	11.23%	36,324	4.00%	45,405	5.00%

Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits, after first deducting their losses (including any accumulated deficit) and provision for loan losses. The payment of dividends by any bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Moreover, the FDIC prohibits the payment of any dividends by a bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the FDIC places restrictions on dividend payments during the first seven years of a new bank’s operations, after which time allowing cash dividends to be paid only from net operating income and does not permit dividends to be paid until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. For the six months ended June 30, 2015 and the year ended December 31, 2014, the Bank was unable to pay common share dividends due to having an accumulated deficit.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

June 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$27,998	$—	$27,998	$—
Residential collateralized mortgage obligations	41,068	—	41,068	—
Residential mortgage backed securities	38,516	—	38,516	—
State and political subdivisions	75,400	—	73,900	1,500
Derivative financial instruments	292	—	292	—
Financial Liabilities
Derivative financial instruments	292	—	292	—

December 31, 2014
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$30,951	$—	$30,951	$—
Residential collateralized mortgage obligations	44,274	—	44,274	—
Residential mortgage backed securities	27,217	—	27,217	—
State and political subdivisions	66,245	—	64,731	1,514
Derivative financial instruments	314	—	314	—
Financial Liabilities
Derivative financial instruments	314	—	314	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2015. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2014	$1,514
Total gains or losses (realized/unrealized) included in other comprehensive income	(14)
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, June 30, 2015	$1,500

Beginning balance, December 31, 2013	$2,719
Total gains or losses (realized/unrealized) included in other comprehensive income	(19)
Included in earnings	—
Purchases	—
Paydowns and maturities	(1,245)
Transfers in and/or out of Level 3	—
Ending balance, June 30, 2014	$1,455

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

June 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Mortgage loans held for sale	$1,449	—	—	$1,449
Impaired loans	$12,663	—	—	$12,663
Foreclosed assets	4,248	—	—	4,248

December 31, 2014
Financial Assets
Mortgage loans held for sale	$738	—	—	$738
Impaired loans	$15,020	—	—	$15,020
Foreclosed assets	2,530	—	—	2,530

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
June 30, 2015
Mortgage loans held for sale	$1,449	Secondary market pricing	Selling costs	—
Impaired loans	12,663	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	4,248	Appraisal of Collateral	Selling costs	10.00%
December 31, 2014
Mortgage loans held for sale	738	Secondary market pricing	Selling costs	—
Impaired loans	15,020	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	2,530	Appraisal of Collateral	Selling costs	10.00%

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

As of June 30, 2015 and December 31, 2014, approximately $4.2 million, or 33%, and $10.8 million, or 69%, of impaired loans were evaluated for impairment using appraisals performed within twelve months of these dates, respectively.

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

Other borrowed funds: The carrying amounts of securities sold under repurchase agreements, term notes, revolving lines of credit and mortgage notes payable approximate their fair values.

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

The estimated fair values of the Company’s financial instruments are as follows as of June 30, 2015 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$9,669	$9,669	$9,669	$—	$—
Interest-bearing deposits in banks	38,390	38,390	38,390	—	—
Securities available for sale	182,982	182,982	—	181,482	1,500
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Loans, net	715,377	712,796	—	—	712,796
Accrued interest receivable	2,678	2,678	2,678	—	—
Derivative financial instruments	292	292	—	292	—
Financial liabilities:
Non-interest bearing deposits	174,527	174,527	174,527	—	—
Interest-bearing deposits	659,861	652,819	292,660	—	360,159
Other borrowed funds	44,098	43,587	43,587	—	—
Subordinated debt	15,300	15,168	—	—	15,168
Accrued interest payable	1,314	1,314	1,314	—	—
Derivative financial instruments	292	292	—	292	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2014 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$13,329	$13,329	$13,329	$—	$—
Interest-bearing deposits in banks	19,667	19,667	19,667	—	—
Securities available for sale	168,687	168,687	—	167,173	1,514
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Mortgage loans held for sale	738	738	—	—	738
Loans, net	675,288	675,287	—	—	675,287
Accrued interest receivable	2,396	2,396	2,396	—	—
Derivative financial instruments	314	314	—	314	—
Financial liabilities:
Non-interest bearing deposits	158,329	158,329	158,329	—	—
Interest-bearing deposits	611,081	604,726	300,188	—	304,538
Other borrowed funds	29,529	28,957	28,957	—	—
Subordinated debt	29,133	28,819	—	—	28,819
Accrued interest payable	1,029	1,029	1,029	—	—
Derivative financial instruments	314	314	—	314	—

Note 12.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of June 30, 2015 and December 31, 2014, there were $3.3 million and $3.4 million, respectively, outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $292,000 and $314,000 as of June 30, 2015 and December 31, 2014, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income the gross amount of the adjustments to the income statement were $22,000 and $37,000 during the three months ended June 30, 2015 and June 30, 2014, respectively.

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
Overview

First Community, an Illinois corporation, is the holding company for the Bank. Through the Bank, we provide a full range of financial services to individuals and corporate clients.

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

Second Quarter 2015 Highlights

•
Return on average assets (“ROAA”) improved to 0.96% in the second quarter of 2015 from 0.60% in the second quarter of 2014, while return on average equity (“ROAE”) rose sharply to 9.77% in the second quarter of 2015 compared with 5.66% in the second quarter of 2014.

•	Tangible book value per share rose to $5.66 at June 30, 2015, was up from $5.52 at December 31, 2014.

•	Pre-tax core net operating income, a non-GAAP measure, rose to $3.5 million in the second quarter of 2015 compared with $2.0 million in the second quarter of 2014.

•
Net interest income before provision for loan losses increased to $7.5 million in the second quarter of 2015, up 2.74% compared with $7.3 million in the second quarter of 2014, reflecting higher interest income offset by a slightly higher year-over-year interest expense.

•	Total shareholders’ equity at June 30, 2015 was $96.2 million, a 4.47% increase from $92.1 million at December 31, 2014, reflecting growth and a strengthened balance sheet.

•	Asset quality measures improved significantly, including a decline in the ratio of nonperforming assets to total assets to 0.85% at June 30, 2015 from 1.03% at year-end.

Year to Date 2015 Highlights

•
ROAA improved to 0.83% for the six months ended June 30, 2015, from 0.38% for the six months ended June 30, 2014, while ROAE rose sharply to 8.34% for the six months ended June 30, 2015 compared with 3.64% for the six months ended June 30, 2014.

•	Pre-tax core net operating income, a non-GAAP measure, rose to $6.0 million for the six months ended June 30, 2015 compared with $2.7 million for the same period in 2014.

•
Net interest income before provision for loan losses increased to $14.6 million for the six months ended June 30, 2015, up 4.29% compared with $14.0 million in the six months ended June 30, 2014, reflecting higher interest income offset by a slightly higher year-over-year interest expense.

•	Total assets reached a Company-record $994.5 million at June 30, 2015, an increase from $924.1 million at December 31, 2014.

•	Total loans increased 5.60% to $727.8 million at June 30, 2015 from $689.2 million at December 31, 2014.

•
Total deposits were $834.4 million at June 30, 2015, up 8.45% from $769.4 million at December 31, 2014. Core demand deposits comprised 64.08% of total deposits in the second quarter of 2015 compared with 59.59% of total deposits at December 31, 2014. Noninterest bearing deposit accounts, an important source of lower-cost funding to support loan activity, increased to $174.5 million in the second quarter of 2015 from $158.3 million at December 31, 2014.

Income Statement Highlights
Net interest income was $7.5 million and $14.6 million for the three and six months ended June 30, 2015, compared to $7.3 million and $14.0 million for the three and six months ended June 30, 2014. The Company’s net interest margin was 3.27% for the three and six months ended June 30, 2015, compared to 3.45% and 3.37% for the three and six months ended June 30, 2014.
Interest income on loans remained flat at $8.1 million for the quarter ended June 30, 2015 and $15.9 million for the six months ended June 30, 2015, compared to $8.1 million for the quarter ended June 30, 2014 and $15.8 million for the six months ended June 30, 2014, reflecting contributions of $63.4 million from loan growth, offset by newer loans being booked at lower average yields due to the ongoing low interest rate environment and competitive market conditions.
Interest income on securities was $962,000 for the quarter ended June 30, 2015, compared to $737,000 for the quarter ended June 30, 2014. Interest income on securities was $1.9 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. The increase in interest income on securities was the result of growth in the portfolio, along with improvement in the overall yield of the government sponsored enterprises and state and political subdivision portfolios as a result of changes in the Company’s investment strategy over the past year.
Interest expense on deposits was $1.0 million in the second quarter of 2015, compared to $1.1 million in the second quarter of 2014. Interest expense on deposits was $2.0 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively. We continue to rebalance our funding mix with continued reduction in time deposits offset by continued growth noninterest bearing deposits, NOW, money market and savings accounts.
Noninterest income was $521,000 in the second quarter of 2015 and $968,000 for the six months ended June 30, 2015. Noninterest income included year-over-year growth in service charges on deposit accounts resulting from growth in noninterest bearing deposits that provide greater fee income. In addition to mortgage fee income of $153,000 for the quarter ended June 30, 2015, which rose 84.34% compared with a year earlier, and 83.57% for the six months ended to $257,000. Noninterest income for the three and six months ended June 30, 2014 was $845,000 and $1.5 million, respectively, which included other income of $483,000 related to proceeds received from a bank owned life insurance policy, in addition to $28,000 in gains on the sale of loans and $38,000 in gains on the sale of securities.
Noninterest expense was $5.2 million and $10.4 million for the three and six months ended June 30, 2015 compared to $5.4 million and $10.1 million for the three and six months ended June 30, 2014. Salaries and benefits were consistent year-over-year and lower occupancy expense was reflected by the purchase of the Channahon, Illinois branch in mid-2014. The second quarter of 2015 included a net loss on foreclosed assets of $20,000 as compared to a net loss of $369,000 in the same period in 2014. These losses relate to the timing of appraisals and sales of foreclosed properties.

Balance Sheet Highlights
Total assets were $994.5 million at June 30, 2015, up 7.62% from $924.1 million at December 31, 2014. Net loans (after allowance for loan losses) were $715.4 million at June 30, 2015, a 5.9% increase from $675.3 million at December 31, 2014, reflecting balanced growth in most lending categories and a lower allowance for loan losses. Commercial real estate loans increased $9.6 million to $363.6 million at June 30, 2015 as compared to December 31, 2014. Commercial loans rose $16.3 million since year-end, an increase of 9.52% to $187.8 million. Residential 1-4 family loans were $109.8 million at June 30, 2015, up 8.93% from $100.8 million at December 31, 2014.
Investment securities increased to $184.3 million at June 30, 2015, compared with $170.1 million at December 31, 2014. Strong gains in low-cost deposits facilitated some of the growth. Average duration of the Company’s investment portfolio remains modest at approximately 4.03 years.
Total deposits, which increased to $834.4 million in the second quarter of 2015, compared with $769.4 million at December 31, 2014, reflecting the Company’s focus on growing core deposits from commercial business depositors. Approximately $16.2 million of the growth in 2015 came from commercial noninterest bearing demand deposits. Savings deposits increased 11.11% in the first six months of 2015, and NOW and money market accounts increased 20.97% to $326.6 million at June 30, 2015, from $270.0 million at December 31, 2014. This growth has reduced First Community’s overall reliance on time deposits for funding its asset growth. Ongoing rebalancing of the Company’s deposit portfolio resulted in a decline in time deposits to $299.7 million at June 30, 2015 from $310.9 million at December 31, 2014.

Asset Quality
Total nonperforming assets declined by 31.45% to $8.5 million at June 30, 2015 from $12.4 million at June 30, 2014, and 10.53% from $9.5 million at December 31, 2014. The improvement reflected a decline in total nonperforming loans to $4.2 million at June 30, 2015 from $8.5 million a year earlier, and from $7.0 million at December 31, 2014. Foreclosed assets were $4.2 million at June 30, 2015, up from $2.5 million at December 31, 2014 due to the addition of two new properties in the second quarter of 2015. Net charge-offs, which declined sharply beginning in the third quarter of 2014, were $609,000 in the second quarter of 2015, compared to $2.6 million in the second quarter of 2014 as a result of the lower level of nonperforming loans.
The Company had a negative provision for loan losses of $749,000 in the second quarter 2015 compared with a provision of $667,000 in the second quarter of 2014, reflecting significantly improved asset quality year over year. The loan loss provision for the six months ended June 30, 2015 was negative $749,000, as compared to $2.7 million in the second quarter of 2014. Even with this negative provision, the Company’s allowance for loan losses to nonperforming loans remained strong at 292.92% at June 30, 2015, compared to 198.73% at December 31, 2014.

Capital Ratios
The Bank was well capitalized according to applicable regulatory standards at June 30, 2015, with a Tier 1 leverage ratio of 9.24%, Tier 1 risk based ratio of 11.20%, a total risk-based capital ratio of 14.39%, and a common equity Tier 1 ratio of 11.20%. First Community’s ratio of tangible common shareholder’s equity to tangible assets was 9.67% at June 30, 2015, compared to 9.96% at December 31, 2014. See Note 10 to our Unaudited Consolidated Financial Statements.

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
The following tables reflect the components of net interest income for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015			2014
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$711,889	$8,090	4.55%	$665,095	$8,086	4.86%
Investment securities (2)	189,011	962	2.04%	152,251	737	1.94%
Interest bearing deposits with other banks	11,973	15	0.50%	24,210	19	0.31%
Total earning assets	$912,873	$9,067	3.97%	$841,556	$8,842	4.20%

Other assets	58,679			46,789
Total assets	$971,552			$888,345

Liabilities
NOW accounts	$71,739	$24	0.13%	$75,102	$27	0.14%
Money market accounts	222,089	177	0.32%	176,599	120	0.27%
Savings accounts	32,961	14	0.17%	26,904	10	0.15%
Time deposits	301,399	772	1.02%	345,682	976	1.13%
Total interest bearing deposits	628,188	987	0.63%	624,287	1,133	0.73%
Securities sold under agreements to repurchase	29,087	7	0.10%	27,610	7	0.10%
Term borrowings and line of credit	155	2	5.16%	—	—	—
Mortgage payable	278	7	10.07%	593	10	6.75%
FHLB Borrowings	1,385	1	0.29%	2,155	—	—%
Subordinated debentures	28,988	603	8.32%	19,315	432	8.95%
Total interest bearing liabilities	688,081	1,607	0.93%	673,960	1,582	0.94%
Non-interest bearing deposits	184,246			117,369
Other liabilities	3,333			3,360
Total liabilities	$875,660			$794,689

Total shareholders' equity	$95,892			$93,656

Total liabilities and equity	$971,552			$888,345

Net interest income		$7,460			$7,260

Interest rate spread			3.04%			3.26%

Net interest margin			3.27%			3.45%

Footnotes:
(1) Average loans include nonperforming loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

The net interest income increase and margin decrease was primarily due to changes in loans. Loans booked in the past year have been at lower yields due to current competitive market conditions, which was offset by the volume of new loans booked over the past two quarters.

	Six months ended June 30,
	2015			2014
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$710,154	$15,906	4.48%	$662,886	$15,751	4.75%
Investment securities (2)	185,775	1,913	2.06%	148,553	1,413	1.90%
Interest-bearing deposits with other banks	11,876	28	0.47%	21,334	37	0.35%
Total earning assets	$907,805	$17,847	3.93%	$832,773	$17,201	4.13%

Other assets	44,992			45,360
Total assets	$952,797			$878,133

Liabilities
NOW accounts	$81,816	$74	0.18%	$74,536	$58	0.16%
Money market accounts	215,802	290	0.27%	171,852	239	0.28%
Savings accounts	32,377	27	0.17%	25,965	20	0.15%
Time deposits	300,436	1,573	1.05%	346,617	1,952	1.13%
Total interest bearing deposits	630,431	1,964	0.62%	618,970	2,269	0.73%
Securities sold under agreements to repurchase	28,955	15	0.10%	26,483	14	0.11%
Term borrowings and line of credit	78	2	5.13%	—	—	—
Mortgage payable	363	14	7.71%	621	20	6.44%
FHLB borrowings	1,022	—	—%	1,111	—	—%
Subordinated debentures	29,062	1,206	8.30%	19,312	863	8.94%
Total interest bearing liabilities	689,911	$3,201	0.93%	666,497	3,166	0.95%
Noninterest bearing deposits	164,389			115,099
Other liabilities	3,762			3,917
Total liabilities	$858,062			$785,513

Total shareholders' equity	$94,735			$92,620

Total liabilities and equity	$952,797			$878,133

Net interest income		$14,646			$14,035

Interest rate spread			3.00%			3.18%

Net interest margin			3.23%			3.37%

The net interest income increase and margin decrease was primarily due to changes in loans. Loans booked in the past year have been at lower yields due to current competitive market conditions, which was offset by the volume of new loans booked over the past two quarters.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the periods noted (dollars in thousands):

	Three months ended June 30,
	2015 compared to 2014
	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$554	$(514)	$(36)	$4
Investment securities	179	38	9	226
Interest bearing deposits with other banks	(9)	11	(6)	(4)
Total interest income	724	(465)	(33)	226

Interest expense
NOW accounts	$(1)	$(2)	$—	$(3)
Money market accounts	29	22	6	57
Savings accounts	3	1	—	4
Time deposits	(121)	(95)	12	(204)
Term borrowings	2	—	—	2
Securities sold under agreements to repurchase	—	—	—	—
FHLB advances	1	—	—	1
Mortgage payable	(5)	5	(3)	(3)
Subordinated debentures	216	(30)	(15)	171
Total interest expense	124	(99)	—	25

Change in net interest income	$600	$(366)	$(33)	$201

	Six months ended June 30,
	2015 compared to 2014
	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$1,106	$(888)	$(63)	$155
Investment securities	352	118	30	500
Interest bearing deposits with other banks	(16)	13	(6)	(9)
Total interest income	1,442	(757)	(39)	646

Interest expense
NOW accounts	$6	$9	$1	$16
Money market accounts	62	(9)	(2)	51
Savings accounts	3	3	1	7
Time deposits	(259)	(138)	18	(379)
Term borrowings	2	—	—	2
Securities sold under agreements to repurchase	2	(1)	—	1
Mortgage payable	(8)	4	(2)	(6)
Subordinated debentures	435	(61)	(31)	343
Total interest expense	243	(193)	(15)	35

Change in net interest income	$1,199	$(564)	$(24)	$611

Provision for Loan Losses
The provision for loan losses was a negative $749,000 for the three and six months ended June 30, 2015, compared to $667,000 and $2.7 million for the same periods in 2014, respectively. Net charge-offs decreased to $609,000 and $736,000 for the three and six months ended June 30, 2015 compared to $2.6 million and $4.1 million for the same periods in 2014. Nonperforming loans decreased 39.40% from $7.0 million at December 31, 2014 to $4.2 million at June 30, 2015. This decrease was related to charge-offs and paydowns on nonperforming loans. The decreases in nonperforming loans is the result of management’s continued focus on improving asset quality and cleaning up the loan portfolio.
Noninterest Income

The following table sets forth the components of noninterest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Service charges on deposit accounts	$194	$152	$377	$283
Gain on sale of loans	—	28	—	32
Gain on foreclosed assets, net	—	—	—	19
Gain on sale of securities	—	38	21	38
Mortgage fee income	153	83	257	140
Other	174	544	313	953
Total noninterest income	$521	$845	$968	$1,465

Noninterest income for the three and six months ended June 30, 2015 decreased from the same period in 2014, primarily due to a decrease in other noninterest income, as noted below. Service charges on deposit accounts were up in the current year, primarily due to overdraft fees charged as the result of increases in overdraft balances. The Company’s residential mortgage operation, which started in late 2011, increased volumes significantly during the past three years; the second quarter of 2015 continued to show higher volumes than prior quarters, and in turn, higher mortgage fee income. In addition, there was a decrease in other noninterest income, which was primarily due to recognition of income in the second quarter of 2014 from income related to proceeds received from a bank owned life insurance policy in the amount of $483,000.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Salaries and employee benefits	$2,810	$2,785	5,694	5,640
Occupancy and equipment expense	505	577	997	1,102
Data processing	237	249	462	478
Professional fees	411	372	792	697
Advertising and business development	227	213	417	341
Losses on sale and writedowns of foreclosed assets, net	20	369	20	369
Foreclosed assets, net of rental income	70	55	141	135
Other expense	919	791	1,834	1,309
Total noninterest expense	$5,199	$5,411	$10,357	$10,071

Salaries and employee benefits increased slightly for the six months ended June 30, 2015 compared to the same period in 2014 as a result of salary adjustments, despite a decrease for the three months ended June 30, 2015. Occupancy and equipment expense was down from the second quarter of 2014 as the result of the purchase of the Channahon branch building along with the completion of construction at the Burr Ridge location. Professional fees were up slightly primarily as the result of problem loan related legal fees paid during the first half of 2015. Advertising costs were higher than the prior year due to the update of our website along with other marketing initiatives. During 2014, we reversed the accrual for a contingent liability of approximately $210,000, which decreased other expense. In addition, there have been some smaller increases in other expenses during the first half of 2015, such as software purchases, correspondent fees and restricted stock and stock option expense for directors.

Income Taxes

The Company realized income tax expense of $1.2 million and $2.1 million for the three and six months ended June 30, 2015, compared with $557,000 and $788,000 of income tax expense for the three and six months ended June 30, 2014, respectively. Net deferred tax assets were $12.5 million and $14.2 million at June 30, 2015 and December 31, 2014, respectively.

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

Financial Condition
Our assets totaled $994.5 million at June 30, 2015 as compared to $924.1 million at December 31, 2014, an increase of $70.4 million, or 7.62%. Total loans at June 30, 2015 and December 31, 2014 were $727.8 million and $689.2 million, respectively, an increase of $38.6 million, or 5.60%. Total deposits were $834.4 million and $769.4 million at June 30, 2015 and December 31, 2014, respectively, an increase of $65.0 million, or 8.45%.
Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	June 30, 2015		December 31, 2014		June 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$19,612	3%	$18,700	3%	$15,060	2%
Farmland and Agricultural Production	8,604	1%	9,350	1%	7,659	1%
Residential 1-4 Family	109,819	15%	100,773	15%	95,284	14%
Multifamily	29,829	4%	24,426	4%	23,873	4%
Commercial Real Estate	363,575	50%	353,973	51%	345,755	53%
Commercial	187,780	26%	171,452	25%	166,975	25%
Consumer and other	8,564	1%	10,706	1%	9,784	1%
Total Loans	$727,783	100%	$689,380	100%	$664,390	100%
Total loans increased by $38.6 million during the six months ended June 30, 2015 as a result of new loan originations. New loans originated during the six months ended June 30, 2015 were primarily in the commercial real estate, multifamily, commercial, and residential 1-4 family categories.
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

At June 30, 2015 and December 31, 2014, the allowance for loan losses was $12.4 million and $13.9 million, respectively, with a resulting allowance to total loans ratio of 1.71% and 2.02%, respectively. Over the past year, we have seen a reduction in the allowance to total loan percentage from 2.16% at June 30, 2014, and 2.02% at December 31, 2014, to 1.71% at June 30, 2015. This decrease has been the result of the reduction in nonperforming assets and an improving net charge-off history, which is the starting point for the Company’s allowance for loan loss calculation. In addition, the allowance for loan losses to nonperforming loans increased from 169.49% at June 30, 2014, and 198.73% at December 31, 2014, to 292.92% at June 30, 2015.

Net charge-offs for the three and six months ended June 30, 2015 amounted to $609,000 and $736,000, respectively, compared to $2.6 million and $4.1 million for the same periods in 2014. Overall decreases in charge-offs have been seen over the past year as a result of the continued improvement in asset quality.

Charge-offs and recoveries for each major loan category are shown in the table below:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance at beginning of period	$13,778	$16,351	$13,905	$15,820
Charge-offs:
Construction and Land Development	—	—	—	1,186
Residential 1-4 Family	123	88	195	156
Commercial Real Estate	104	2,494	104	2,677
Commercial	507	264	770	1,067
Consumer and other	2	—	3	16
Total charge-offs	$736	$2,846	$1,072	$5,102
Recoveries:
Construction and Land Development	18	18	35	38
Residential 1-4 Family	21	5	172	19
Commercial Real Estate	9	149	17	825
Commercial	75	39	106	110
Consumer and other	4	—	6	6
Total recoveries	$127	$211	$336	$998
Net charge-offs	609	2,635	736	4,104
Provision for loan losses	(749)	667	(749)	2,667
Allowance for loan losses at end of period	$12,420	$14,383	$12,420	$14,383
Selected loan quality ratios:
Net charge-offs to average loans	0.34%	1.59%	0.22%	1.27%
Allowance to total loans	1.71%	2.16%	1.71%	2.16%
Allowance to nonperforming loans	292.92%	169.49%	292.92%	169.49%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	June 30, 2015		December 31, 2014
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans

Construction and Land Development	$798	6%	$758	5%
Farmland and Agricultural Production	27	1%	459	3%
Residential 1-4 Family	1,047	8%	1,199	9%
Multifamily	95	1%	67	1%
Commercial Real Estate	6,394	52%	6,828	49%
Commercial	3,895	31%	4,296	31%
Consumer and other	164	1%	298	2%
Total	$12,420	100%	$13,905	100%

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
There were approximately $4.2 million of nonperforming loans at June 30, 2015, which were down from $7.0 million at December 31, 2014. The decrease was the result of current year charge-offs and paydowns.
Impaired loans were $12.7 million and $15.6 million at June 30, 2015 and December 31, 2014, respectively. Included in impaired loans at June 30, 2015 were $573,000 in loans with valuation allowances totaling $62,000, and $12.2 million in loans without valuation allowances. Included in impaired loans at December 31, 2014 were $1.4 million in loans with valuation allowances totaling $590,000, and $14.2 million in loans without valuation allowances.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing:

	June 30, 2015	December 31, 2014	June 30, 2014
Nonaccrual loans	$4,185	$6,947	$8,025
Accruing loans delinquent 90 days or more	55	50	461
Nonperforming loans	4,240	6,997	8,486
Troubled debt restructurings accruing interest	2,780	2,814	2,522

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of June 30, 2015 and December 31, 2014 were approximately $3.5 million and $4.9 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under U.S. GAAP.

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
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government sponsored enterprises	$27,802	$27,998	$30,904	$30,951
Residential collateralized mortgage obligations	40,898	41,068	44,095	44,274
Residential mortgage backed securities	38,344	38,516	27,208	27,217
State and political subdivisions	75,040	75,400	65,240	66,245
Total securities available for sale	$182,084	$182,982	$167,447	$168,687
Available for sale securities increased $14.3 million to $183.0 million at June 30, 2015 from $168.7 million at December 31, 2014, as the Company continued to invest its excess cash in investment securities during 2015.
Securities with a fair value of $44.1 million and $40.5 million were pledged as collateral on public funds, securities sold under agreements or for other purposes as required or permitted by law, as of June 30, 2015 and December 31, 2014, respectively.
Deposits

Deposits, which include noninterest-bearing demand deposits, NOW and money market accounts, savings deposits and time deposits, are the primary source of the Company’s funds. The Company offers a variety of products designed to attract and retain customers, with a primary focus on building and expanding relationships. The Company continues to focus on establishing comprehensive relationships with business borrowers, seeking deposit as well as lending relationships.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$174,527	20.92%	$158,329	20.58%
NOW and money market accounts	326,592	39.14%	269,977	35.09%
Savings	33,567	4.02%	30,211	3.93%
Time deposit certificates of $250,000 or more	56,257	6.74%	50,682	6.59%
Time deposit certificates, $100,000 to $250,000	136,810	16.40%	145,506	18.91%
Other time deposit certificates	106,635	12.78%	114,705	14.90%
Total	$834,388	100.00%	$769,410	100.00%

Total deposits increased $65.0 million to $834.4 million at June 30, 2015, from $769.4 million at December 31, 2014. The increase was primarily related to the increase in noninterest bearing demand deposits and NOW and money market accounts, which helped to improve the Company’s core deposits and lower the Company’s overall cost of funds.
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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	June 30, 2015	December 31, 2014
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$28,955	$29,081
Outstanding at end of period	30,038	29,059
Maximum month-end outstanding	3,038	32,668
Rate:
Weighted average interest rate during the year	0.10%	0.10%
Weighted average interest rate at end of the period	0.10%	0.10%

FHLB borrowings:
Balance:
Average daily outstanding	$1,022	$1,017
Outstanding at end of period	—	—
Maximum month-end outstanding	8,000	5,000
Rate:
Weighted average interest rate during the year	0.15%	0.13%
Weighted average interest rate at end of the period	—%	—%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies. As of June 30, 2015, the Bank was unable to pay dividends due to having an accumulated deficit of $3.1 million at June 30, 2015 compared to $7.0 million at December 31, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets, each as defined in the applicable regulations. Management believes, as of June 30, 2015 and December 31, 2014, the

Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 to our Unaudited Consolidated Financial Statements for more information.
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
The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There were no uncertain tax positions as of June 30, 2015 and December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report, were effective.

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

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

Date: August 6, 2015	/s/ Roy C. Thygesen
Roy C. Thygesen
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	/s/ Glen L. Stiteley
Glen L. Stiteley
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1	Loan and Security Agreement, dated June 29, 2015, by and between the Company and M.B. Financial Bank, N.A. (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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