Form 10-Q
period 2015-09-30
First Community Financial Partners, Inc.
filed 2015-11-04
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were outstanding 17,023,941 shares of the Registrant’s common stock as of October 30, 2015.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-Q

September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
	September 30, 2015	December 31, 2014
Assets	(in thousands, except share data)(September 30, 2015 data is unaudited)
Cash and due from banks	$10,110	$13,329
Interest-bearing deposits in banks	21,324	19,667
Securities available for sale	215,827	168,687
Non-marketable equity securities	1,367	1,367
Mortgage loans held for sale	—	738
Loans, net of allowance for loan losses of $11,753 in 2015; $13,905 in 2014	731,302	675,288
Premises and equipment, net	18,680	19,369
Foreclosed assets	4,109	2,530
Cash surrender value of life insurance	4,419	4,323
Deferred tax asset, net	10,540	14,233
Accrued interest receivable and other assets	5,754	4,544
Total assets	$1,023,432	$924,075

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$174,849	$158,329
Interest bearing	671,848	611,081
Total deposits	846,697	769,410
Other borrowed funds	57,251	29,529
Subordinated debt	15,300	29,133
Accrued interest payable and other liabilities	4,065	3,950
Total liabilities	923,313	832,022

Concentrations, Commitments and Contingencies (Note 9 to Unaudited Consolidated Financial Statements)

First Community Financial Partners, Inc. Shareholders’ Equity
Common stock, $1.00 par value; 60,000,000 shares authorized; 17,017,441 issued and outstanding at September 30, 2015 and 16,668,002 issued and outstanding at December 31, 2014	17,017	16,668
Additional paid-in capital	82,037	81,648
Accumulated deficit	(121)	(7,019)
Accumulated other comprehensive income	1,186	756
Total shareholders' equity	100,119	92,053
Total liabilities and shareholders' equity	$1,023,432	$924,075

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income:	(dollars in thousands, except share data)(unaudited)
Loans, including fees	$8,218	$7,988	$24,124	$23,738
Securities	1,103	848	3,017	2,261
Federal funds sold and other	19	23	47	62
Total interest income	9,340	8,859	27,188	26,061
Interest expense:
Deposits	973	1,130	2,937	3,400
Federal funds purchased and other borrowed funds	98	16	129	50
Subordinated debt	297	432	1,503	1,295
Total interest expense	1,368	1,578	4,569	4,745
Net interest income	7,972	7,281	22,619	21,316
Provision for loan losses	(813)	—	(1,562)	2,667
Net interest income after provision for loan losses	8,785	7,281	24,181	18,649
Noninterest income:
Service charges on deposit accounts	188	210	565	492
Gain on sale of loans	—	—	—	32
Gain on sale of securities	251	407	272	446
Gain on foreclosed assets, net	—	—	—	19
Mortgage fee income	178	196	435	336
Other	152	153	465	1,106
	769	966	1,737	2,431
Noninterest expenses:
Salaries and employee benefits	2,841	2,812	8,535	8,452
Occupancy and equipment expense	486	543	1,483	1,607
Data processing	248	238	710	715
Professional fees	342	345	1,134	1,044
Advertising and business development	217	223	633	563
Losses on sale and writedowns of foreclosed assets, net	58	78	78	447
Foreclosed assets expenses, net of rental income	(61)	55	80	190
Other expense	1,005	794	2,840	2,144
	5,136	5,088	15,493	15,162
Income before income taxes	4,418	3,159	10,425	5,918
Income taxes	1,471	1,149	3,527	1,936
Net income attributable to First Community Financial Partners	2,947	2,010	6,898	3,982
Dividends and accretion on preferred shares	—	(145)	—	(433)
Net income applicable to common shareholders	$2,947	$1,865	$6,898	$3,549

Common share data
Basic earnings per common share	$0.17	$0.11	$0.41	$0.22
Diluted earnings per common share	0.17	0.11	0.40	0.21

Weighted average common shares outstanding for basic earnings per common share	16,993,822	16,549,096	16,910,441	16,499,342
Weighted average common shares outstanding for diluted earnings per common share	17,161,783	16,770,189	17,048,967	16,719,545

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)(unaudited)
Net income	$2,947	$2,010	$6,898	$3,982

Unrealized holding gains (losses) on investment securities	1,297	(440)	976	1,214
Reclassification adjustments for gains included in net income	(251)	(407)	(272)	(446)
Tax effect of realized and unrealized gains and losses on investment securities	(408)	581	(274)	(299)
Other comprehensive income (loss), net of tax	638	(266)	430	469

Comprehensive income	$3,585	$1,744	$7,328	$4,451

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2015 and 2014

	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	(in thousands, except share data) (unaudited)
Balance, December 31, 2013	$5,176	$892	$16,334	$81,241	$(12,381)	$325	$91,587
Net income	—	—	—	—	3,982	—	3,982
Other comprehensive income, net of tax	—	—	—	—	—	469	469
Discount accretion on preferred shares	—	165	—	—	(165)	—	—
Dividends on preferred shares	—	—	—	—	(268)	—	(268)
Issuance of 218,481 shares of common stock for restricted stock awards and amortization	—	—	218	(269)	—	—	(51)
Stock based compensation expense	—	—	—	262	—	—	262
Balance, September 30, 2014	5,176	1,057	16,552	81,234	(8,832)	794	95,981

Balance, December 31, 2014	—	—	16,668	81,648	(7,019)	756	92,053
Net income	—	—	—	—	6,898	—	6,898
Other comprehensive income, net of tax	—	—	—	—	—	430	430
Issuance of 306,189 shares of common stock for restricted stock awards and amortization	—	—	306	(304)	—	—	2
Issuance of 43,250 shares of common stock for exercise of warrants	—	—	43	155	—	—	198
Reclass of warrants upon redemption of preferred stock	—	—	—	(225)	—	—	(225)
Stock based compensation expense	—	—	—	763	—	—	763
Balance, September 30, 2015	$—	$—	$17,017	$82,037	$(121)	$1,186	$100,119

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Nine months ended September 30,
	2015	2014
	(in thousands)(unaudited)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$6,898	$3,982
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	1,383	483
Provision for loan losses	(1,562)	2,667
(Gain) loss on sale of foreclosed assets, net	(13)	11
Writedown of foreclosed assets	92	417
Net accretion (amortization) of deferred loan fees	58	(80)
Warrant accretion	6	21
Depreciation and amortization of premises and equipment	954	796
Realized gains on sales of available for sale securities, net	(272)	(446)
(Increase) decrease in cash surrender value of life insurance	(96)	222
Deferred income taxes	3,419	1,236
Proceeds from sale of loans	—	8,897
Gain on sale of loans	—	(32)
Decrease (increase) in accrued interest receivable and other assets	(1,210)	38
Increase (decrease) in accrued interest payable and other liabilities	311	(1,808)
Restricted stock compensation expense	716	262
Stock option compensation expense	47	—
Net cash provided by operating activities	10,731	16,666
Cash Flows From Investing Activities
Net change in interest bearing deposits in banks	(1,657)	2,002
Activity in available for sale securities:
Purchases	(81,392)	(74,479)
Maturities, prepayments and calls	12,611	20,995
Sales	21,234	39,804
Purchases of non-marketable equity securities	—	(400)
Net decrease in loans held for sale	738	2,619
Net increase in loans	(56,315)	(50,510)
Purchases of premises and equipment	(265)	(4,051)
Proceeds from sale of foreclosed assets	147	595
Net cash used in investing activities	(104,899)	(63,425)
Cash Flows From Financing Activities
Net increase in deposits	77,287	32,714
Cash paid on redemption of subordinated debt	(14,060)	—
Net increase in other borrowings	27,722	14,943
Dividends paid on preferred shares	—	(268)
Net cash provided by financing activities	90,949	47,389
Net change in cash and due from banks	(3,219)	630
Cash and due from banks:
Beginning	13,329	10,815
Ending	$10,110	$11,445

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,209	$5,207
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	1,805	96

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Basis of Presentation

These are the unaudited consolidated financial statements of First Community Financial Partners, Inc. (the “Company” or “First Community”), and its subsidiaries, including its wholly owned bank subsidiary, First Community Financial Bank (the “Bank”), based in Plainfield, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Management anticipates that the Company will no longer be considered an emerging growth company, and thus will no longer be eligible to use this extended transition period, after the fiscal year ending December 31, 2015.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (dollars in thousands, except per share data).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Undistributed earnings allocated to common shareholders	$2,947	$2,010	$6,898	$3,982
Preferred stock dividends and discount accretion	—	(145)	—	(433)
Net income allocated to common shareholders	$2,947	$1,865	$6,898	$3,549

Weighted average shares outstanding for basic earnings per common share	16,993,822	16,549,096	16,910,441	16,499,342
Dilutive effect of stock-based compensation	167,961	221,093	138,526	220,203
Weighted average shares outstanding for diluted earnings per common share	17,161,783	16,770,189	17,048,967	16,719,545

Basic earnings per common share	$0.17	$0.11	$0.41	$0.22
Diluted earnings per common share	0.17	0.11	0.40	0.21

Note 3.	Securities Available for Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows (in thousands):

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$26,754	$383	$—	$27,137
Residential collateralized mortgage obligations	61,325	419	111	61,633
Residential mortgage backed securities	29,286	205	49	29,442
State and political subdivisions	96,518	1,425	328	97,615
	$213,883	$2,432	$488	$215,827
December 31, 2014
Government sponsored enterprises	$30,904	$83	$36	$30,951
Residential collateralized mortgage obligations	44,095	241	62	44,274
Residential mortgage backed securities	27,208	137	128	27,217
State and political subdivisions	65,240	1,096	91	66,245
	$167,447	$1,557	$317	$168,687

Securities with a fair value of $56.8 million and $40.5 million were pledged as collateral on public funds, securities sold under agreements to repurchase or for other purposes as required or permitted by law as of September 30, 2015 and December 31, 2014, respectively.

The amortized cost and fair value of debt securities available for sale as of September 30, 2015, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$8,037	$8,050
Over 1 year through 5 years	48,504	49,309
Over 5 years through 10 years	34,492	34,729
Over 10 years	32,239	32,664
Residential collateralized mortgage obligations and mortgage backed securities	90,611	91,075
	$213,883	$215,827

Gains on the sales of securities were $272,000 and $446,000 during the nine months ended September 30, 2015 and 2014, respectively.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believed were other-than-temporarily impaired, at September 30, 2015 and December 31, 2014.

The unrealized losses in the portfolio at September 30, 2015 resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to sell and does not believe it will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 4.	Loans

A summary of the balances of loans follows (in thousands):

	September 30, 2015	December 31, 2014
Construction and Land Development	$19,451	$18,700
Farmland and Agricultural Production	8,984	9,350
Residential 1-4 Family	126,316	100,773
Multifamily	30,771	24,426
Commercial Real Estate	368,896	353,973
Commercial and Industrial	180,674	171,452
Consumer and other	8,010	10,706
	743,102	689,380
Net deferred loan fees	(47)	(187)
Allowance for loan losses	(11,753)	(13,905)
	$731,302	$675,288

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$19,451	$—	$—	—	$19,451	$—	$19,451
Farmland and Agricultural Production	8,984	—	—	—	8,984	—	8,984
Residential 1-4 Family	126,098	161	—	—	126,259	57	126,316
Multifamily	30,771	—	—	—	30,771	—	30,771
Commercial Real Estate
Retail	90,790	—	—	—	90,790	—	90,790
Office	51,673	—	—	—	51,673	—	51,673
Industrial and Warehouse	65,937	—	—	—	65,937	1,486	67,423
Health Care	27,755	—	—	—	27,755	—	27,755
Other	131,156	—	—	—	131,156	99	131,255
Commercial and Industrial	179,200	—	—	—	179,200	1,474	180,674
Consumer and other	8,009	—	—	—	8,009	1	8,010
Total	$739,824	$161	$—	—	$739,985	$3,117	$743,102

December 31, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$18,619	$—	$81	$—	$18,700	$—	$18,700
Farmland and Agricultural Production	9,350	—	—	—	9,350	—	9,350
Residential 1-4 Family	100,285	—	109	—	100,394	379	100,773
Multifamily	24,426	—	—	—	24,426	—	24,426
Commercial Real Estate
Retail	91,725	—	—	—	91,725	—	91,725
Office	44,255	—	—	—	44,255	—	44,255
Industrial and Warehouse	57,410	—	—	—	57,410	1,907	59,317
Health Care	26,974	—	—	—	26,974	—	26,974
Other	128,940	—	—	—	128,940	2,762	131,702
Commercial and Industrial	169,395	—	118	50	169,563	1,889	171,452
Consumer and other	10,695	1	—	—	10,696	10	10,706
Total	$682,074	$1	$308	$50	$682,433	$6,947	$689,380

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. There was no balance to report at September 30, 2015 and December 31, 2014.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$15,976	$3,475	$—	$—	$19,451
Farmland and Agricultural Production	8,984	—	—	—	8,984
Multifamily	30,090	681	—	—	30,771
Commercial Real Estate
Retail	82,836	7,954	—	—	90,790
Office	51,673	—	—	—	51,673
Industrial and Warehouse	65,089	848	—	1,486	67,423
Health Care	27,755	—	—	—	27,755
Other	125,439	2,575	3,228	13	131,255
Commercial and Industrial	171,432	7,462	445	1,335	180,674
Total	$579,274	$22,995	$3,673	$2,834	$608,776

September 30, 2015	Performing	Non-performing*	Total
Residential 1-4 Family	$126,259	$57	$126,316
Consumer and other	8,009	1	8,010
Total	$134,268	$58	$134,326

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$14,900	$3,800	$—	—	$18,700
Farmland and Agricultural Production	9,350	—	—	—	9,350
Multifamily	24,426	—	—	—	24,426
Commercial Real Estate
Retail	78,258	13,467	—	—	91,725
Office	44,255	—	—	—	44,255
Industrial and Warehouse	56,316	1,094	—	1,907	59,317
Health Care	26,974	—	—	—	26,974
Other	121,526	4,185	3,329	2,662	131,702
Commercial and Industrial	159,648	8,706	2,116	982	171,452
Total	$535,653	$31,252	$5,445	5,551	$577,901

December 31, 2014	Performing	Non-performing*	Total
Residential 1-4 Family	$100,394	$379	$100,773
Consumer and other	10,696	10	10,706
Total	$111,090	$389	$111,479

* Non-performing loans include those on non-accrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended September 30, 2015 and 2014 (in thousands):

September 30, 2015	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$798	$27	$1,047	$95	$6,394	$3,895	$164	$12,420
Provision for loan losses	(135)	(2)	69	(7)	(760)	31	(9)	(813)
Loans charged-off	—	—	—	—	(444)	(203)	(7)	(654)
Recoveries of loans previously charged-off	18	—	41	—	709	29	3	800
Ending balance	$681	$25	$1,157	$88	$5,899	$3,752	$151	$11,753

September 30, 2014
Allowance for loan losses:
Beginning balance	$1,139	$453	$1,191	$104	$7,606	$3,598	$292	$14,383
Provision for loan losses	(281)	(11)	110	(42)	(776)	994	6	—
Loans charged-off	—	—	(134)	—	—	(517)	(8)	(659)
Recoveries of loans previously charged-off	18	—	8	—	9	112	—	147
Ending balance	$876	$442	$1,175	$62	$6,839	$4,187	$290	$13,871

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the nine months ended September 30, 2015 and 2014 (in thousands):

September 30, 2015	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$758	$459	$1,199	$67	$6,828	$4,296	$298	$13,905
Provision for loan losses	(130)	(434)	(59)	21	(1,108)	294	(146)	(1,562)
Loans charged-off	—	—	(195)	—	(548)	(973)	(10)	(1,726)
Recoveries of loans previously charged-off	53	—	212		727	135	9	1,136
Ending balance	$681	$25	$1,157	$88	$5,899	$3,752	$151	$11,753

September 30, 2014
Allowance for loan losses:
Beginning balance	$2,711	$427	$1,440	$97	$7,812	$3,183	$150	$15,820
Provision for loan losses	(705)	15	(136)	(35)	1,005	2,364	159	2,667
Loans charged-off	(1,186)	—	(155)	—	(2,812)	(1,583)	(25)	(5,761)
Recoveries of loans previously charged-off	56	—	26	—	834	223	6	1,145
Ending balance	$876	$442	$1,175	$62	$6,839	$4,187	$290	$13,871

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$23	$—	$—	$37	$—	$60
Collectively evaluated for impairment	681	25	1,134	88	5,899	3,715	151	11,693
Ending balance	$681	$25	$1,157	$88	$5,899	$3,752	$151	$11,753
Loans:
Individually evaluated for impairment	$—	$—	$1,676	$—	$5,905	$4,010	$1	$11,592
Collectively evaluated for impairment	19,451	8,984	124,640	30,771	362,991	176,664	8,009	731,510
Ending balance	$19,451	$8,984	$126,316	$30,771	$368,896	$180,674	$8,010	$743,102

December 31, 2014
Period-ended amount allocated to:
Individually evaluated for impairment	$—	—	$29	$—	$—	$561	$—	$590
Collectively evaluated for impairment	758	459	1,170	67	6,828	3,735	298	13,315
Ending balance	$758	$459	$1,199	$67	$6,828	$4,296	$298	$13,905
Loans:
Individually evaluated for impairment	$—	—	$2,020	$—	$9,084	$4,495	$11	$15,610
Collectively evaluated for impairment	18,700	9,350	98,753	24,426	344,889	166,957	10,695	673,770
Ending balance	$18,700	$9,350	$100,773	$24,426	$353,973	$171,452	$10,706	$689,380

The following tables present additional detail regarding impaired loans, segregated by class, as of and for the three and nine months ended September 30, 2015 and year ended December 31, 2014 (dollars in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

September 30, 2015
				Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	1,244	1,205	—	1,211	15	1,302	46
Multifamily	—	—	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—	—	—
Office	498	498	—	500	6	504	19
Industrial and Warehouse	2,017	1,486	—	1,696	—	1,802	—
Health Care	—	—	—	—		—	—
Other	5,893	3,921	—	4,130	32	5,297	96
Commercial and Industrial	4,709	3,910	—	4,047	34	3,766	101
Consumer and other	3	1	—	2	—	5	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—	—	—
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	471	471	23	472	6	473	17
Multifamily	—	—	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—	—	—
Health Care	—	—	—	—	—	—	—
Other	—	—	—	—	—	107	—
Commercial and Industrial	100	100	37	100	—	283	—
Consumer and other	—	—	—	—	—	—	—
Total	$14,935	$11,592	$60	$12,158	$93	$13,539	$279

December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,732	1,543	—	1,298	63
Multifamily	—	—	—	119	—
Commercial Real Estate
Retail	—	—	—	707	—
Office	511	510	—	779	25
Industrial and Warehouse	1,994	1,907	—	1,550	—
Health Care	—	—	—	—
Other	9,658	6,667	—	6,126	—
Commercial and Industrial	3,733	3,534	—	4,147	—
Consumer and other	20	11	—	14	—
With an allowance recorded:
Construction and Land Development	—	—	—	887	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	477	477	29	637	31
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	1,907	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	1,084	—
Commercial and Industrial	1,312	961	561	453	—
Consumer and other	—	—	—	—	—
Total	$19,437	$15,610	$590	$19,708	$119

During the nine months ended September 30, 2015, there were no troubled debt restructurings added. During the nine months ended September 30, 2014, there were four contracts totaling $3.2 million in troubled debt restructurings added, three of which were the result of the payment of real estate taxes by the Bank on the behalf of the customer and the fourth was the result of a payment concession.

Troubled debt restructurings that were accruing were $2.8 million as of September 30, 2015 and December 31, 2014. Troubled debt restructurings that were non-accruing were $1.6 million and $2.8 million as of September 30, 2015 and December 31, 2014.

The following presents a rollfoward activity of troubled debt restructurings (in thousands, except number of loans):

	Nine months ended
	September 30, 2015
	Recorded Investment	Number of Loans
Balance, beginning	$5,621	10
Additions to troubled debt restructurings	—	—
Removal of troubled debt restructurings	(309)	(1)
Charge-off related to troubled debt restructurings	—	—
Transfers to other real estate owned	—	—
Repayments and other reductions	(969)	(2)
Balance, ending	$4,343	7

Restructured loans are evaluated for impairment at each reporting date as part of the Company’s determination of the allowance for loan losses.

Note 5.	Deposits

The composition of interest-bearing deposits was as follows (in thousands):

	September 30, 2015	December 31, 2014
NOW and money market accounts	$334,023	$269,977
Savings	34,933	30,211
Time deposit certificates of $250,000 or more	62,522	50,682
Time deposit certificates of $100,000 to $250,000	134,081	145,506
Other time deposit certificates	106,289	114,705
	$671,848	$611,081

The composition of brokered deposits included in deposits was as follows (in thousands):

	September 30, 2015	December 31, 2014
NOW and money market accounts	$35,271	$—
Time deposit certificates	17,091	9,145
	$52,362	$9,145

Note 6.	Other Borrowed Funds

The composition of other borrowed funds was as follows (in thousands):

	September 30, 2015	December 31, 2014
Securities sold under agreements to repurchase	$33,257	$29,059
Federal Home Loan Bank Advances
Maturity dates, fixed interest rate
Matures October 16, 2015, 0.197%	5,000	—
Matures October 23, 2015, 0.207%	5,000	—
Secured borrowings	13,994	—
Mortgage note payable	—	470
	$57,251	$29,529

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

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, commercial real estate loans, first mortgage loans, and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago (“FHLB”).  The Bank had $319.2 million and $267.2 million of loans pledged as collateral for FHLB advances as of September 30, 2015 and December 31, 2014, respectively. There were $10 million and $0 in advances outstanding at September 30, 2015 and December 31, 2014, respectively. All FHLB advances were repaid upon maturity in October 2015.

On June 29, 2015, the Company entered into a credit facility with an unaffiliated bank for two credit facilities (secured borrowings). The credit facilities include a $4.0 million revolving line of credit, which was fully drawn at September 30, 2015 and a $10.1 million term loan.  The revolving line matures in 2020 and the term loan matures in 2021. The credit facilities have an annual interest rate of 2.25% plus LIBOR, which is currently 2.4%.  The credit facilities are collateralized by the stock of the Company’s wholly-owned subsidiary, the Bank.
The mortgage note payable was related to the purchase of a building in Burr Ridge, Illinois, the Bank, as successor in interest to Burr Ridge Bank and Trust, was the obligor to a $1.0 million mortgage note signed on February 28, 2012. During the second quarter of 2015 the remaining balance of this obligation was repaid in full.

The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $104.5 million and $99.8 million of loans pledged as collateral under these agreements as of September 30, 2015 and December 31, 2014, respectively. There were no borrowings outstanding at September 30, 2015 and December 31, 2014.

Note 7.	Income Taxes

Income tax expense recognized is as follows (in thousands):

	Nine months ended September 30,
	2015	2014
Current	$108	$700
Deferred	3,419	1,236
	$3,527	$1,936

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	Nine months ended September 30,
	2015	2014
Federal income tax at statutory rate	$3,648	$2,072
Increase (decrease) due to:
Federal tax exempt	(419)	(225)
State income tax, net of federal benefit	533	371
Benefit of income taxed at lower rate	(104)	59
Tax exempt income	(24)	(17)
Cash surrender value of life insurance	(33)	(175)
Other	(74)	(149)
	$3,527	$1,936

Deferred tax assets and liabilities consist of (in thousands):

	September 30, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$4,094	$4,836
Merger expenses	143	156
Organization expenses	233	262
Net operating losses	5,437	8,320
Contribution carryforward	4	38
Non-qualified stock options	637	860
Foreclosed assets	273	291
Tax credits	313	374
Other	372	76
	11,506	15,213
Deferred tax liabilities:
Depreciation	(208)	(334)
Unrealized gains on securities available for sale	(758)	(484)
Other	—	(162)
	(966)	(980)
Net deferred tax asset	$10,540	$14,233

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

The Company had a federal net operating loss carryforward of $13.6 million and $20.3 million at September 30, 2015 and December 31, 2014, respectively, which could be used to offset future regular corporate federal income tax as of September 30, 2015 and December 31, 2014. The net operating loss carryforward expires between the December 31, 2030 and December 31, 2033, fiscal tax years. The Company had an Illinois net operating loss carryforward of $15.4 million and $22.6 million at September 30, 2015 and December 31, 2014, respectively, that could be used to offset future regular corporate state income tax, as of September 30, 2015 and December 31, 2014. This Illinois net operating loss carryforward will expire between the December 31, 2025 and December 31, 2028, fiscal tax years.

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

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	September 30, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,089,404	$7.00	$—
Granted	217,500	5.20	279
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—
Forfeited	(1,400)	8.25	—

Outstanding at end of period	1,305,504	$6.69	$834

Exercisable at end of period	1,088,004	$6.99	$555

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on September 30, 2015. There was $834,000 and $0 in intrinsic value of the stock options outstanding at September 30, 2015 and December 31, 2014. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $47,000 and $0 of compensation expense related to the stock options for the nine months ended September 30, 2015 and 2014. At September 30, 2015, there was $187,000 in compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at September 30, 2015 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable
$5.00	364,376	3.79	364,376
$5.20	217,500	9.26	—
$5.53	6,000	4.59	6,000
$6.25	30,600	4.17	30,600
$6.38	10,000	0.55	10,000
$7.50	433,500	1.82	433,500
$8.00	4,000	3.96	4,000
$9.25	239,528	2.63	239,528
	1,305,504		1,088,004

No options vested during the three and nine months ended September 30, 2015.

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

The Company recognized compensation expense of $609,000 and $262,000, respectively, for the nine months ended September 30, 2015 and 2014, related to the 2008 Equity Incentive Plan and the 2013 Equity Incentive Plan. Total unrecognized compensation expense related to restricted stock grants was approximately $180,000 as of September 30, 2015.

The following is a summary of nonvested restricted stock units:

	September 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	212,020	$3.95
Granted	53,600	5.31
Vested	(207,020)	3.96
Canceled	—	—
Forfeited	—	—
Nonvested shares, end of period	58,600	$5.17

Note 9.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	September 30, 2015	December 31, 2014
Commitments to extend credit	$169,048	$132,693
Standby letters of credit	10,498	10,169
Performance letters of credit	838	440
	$180,384	$143,302

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

As of September 30, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity tier 1 capital, and Tier 1 leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new common equity tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital.  A number of instruments that generally qualified as Tier 1 capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Company made this one time election in the first quarter of 2015.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  The Company and Bank became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management believes, as of September 30, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Bank’s capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Ratios to be Adequately Capitalized		Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total capital (to risk-weighted assets)
Consolidated	$118,352	14.71%	$65,009	8.00%	N/A	N/A
First Community Financial Bank	128,955	15.92%	64,789	8.00%	$80,987	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	90,041	11.57%	48,757	6.00%	N/A	N/A
First Community Financial Bank	118,778	14.67%	48,592	6.00%	64,789	8.00%
Common equity tier 1 capital
Consolidated	90,041	11.57%	45,059	4.50%	N/A	N/A
First Community Financial Bank	118,778	14.67%	36,444	4.50%	52,641	6.50%
Tier 1 leverage ratio
Consolidated	90,041	9.39%	45,059	4.00%	N/A	N/A
First Community Financial Bank	118,778	11.85%	40,088	4.00%	50,110	5.00%
December 31, 2014
Total capital (to risk-weighted assets)
Consolidated	$115,341	13.55%	$60,400	8.00%	N/A	N/A
First Community Financial Bank	111,470	14.79%	60,289	8.00%	$75,361	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	77,547	10.27%	30,200	4.00%	N/A	N/A
First Community Financial Bank	101,997	13.53%	30,144	4.00%	45,217	6.00%
Tier 1 capital (to average assets)
Consolidated	77,547	8.55%	36,281	4.00%	N/A	N/A
First Community Financial Bank	101,997	11.23%	36,324	4.00%	45,405	5.00%

Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits, after first deducting their losses (including any accumulated deficit) and provision for loan losses. The payment of dividends by any bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Moreover, the Federal Deposit Insurance Corporation (“FDIC”) prohibits the payment of any dividends by a bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the FDIC places restrictions on dividend payments during the first seven years of a new bank’s operations, after which time allowing cash dividends to be paid only from net operating income and does not permit dividends to be paid until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. As of September 30, 2015, the Bank was permitted to pay dividends on shares of its common stock due to having positive retained earnings.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

September 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$27,137	$—	$27,137	$—
Residential collateralized mortgage obligations	61,633	—	61,633	—
Residential mortgage backed securities	29,442	—	29,442	—
State and political subdivisions	97,615	—	96,110	1,505
Derivative financial instruments	319	—	319	—
Financial Liabilities
Derivative financial instruments	319	—	319	—

December 31, 2014
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$30,951	$—	$30,951	$—
Residential collateralized mortgage obligations	44,274	—	44,274	—
Residential mortgage backed securities	27,217	—	27,217	—
State and political subdivisions	66,245	—	64,731	1,514
Derivative financial instruments	314	—	314	—
Financial Liabilities
Derivative financial instruments	314	—	314	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2015. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2014	$1,514
Total gains or losses (realized/unrealized) included in other comprehensive income	(9)
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, September 30, 2015	$1,505

Beginning balance, December 31, 2013	$2,719
Total gains or losses (realized/unrealized) included in other comprehensive income	23
Included in earnings	—
Purchases	—
Paydowns and maturities	(1,245)
Transfers in and/or out of Level 3	—
Ending balance, September 30, 2014	$1,497

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

September 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Impaired loans	$11,531	—	—	$11,531
Foreclosed assets	4,109	—	—	4,109

December 31, 2014
Financial Assets
Mortgage loans held for sale	$738	—	—	$738
Impaired loans	15,020	—	—	15,020
Foreclosed assets	2,530	—	—	2,530

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
September 30, 2015
Impaired loans	$11,531	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	4,109	Appraisal of Collateral	Selling costs	10.00%
December 31, 2014
Mortgage loans held for sale	738	Secondary market pricing	Selling costs	—
Impaired loans	15,020	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	2,530	Appraisal of Collateral	Selling costs	10.00%

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

As of September 30, 2015 and December 31, 2014, approximately $4.7 million, or 41%, and $10.8 million, or 69%, of impaired loans were evaluated for impairment using appraisals performed within twelve months of these dates, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows as of September 30, 2015 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$10,110	$10,110	$10,110	$—	$—
Interest-bearing deposits in banks	21,324	21,324	21,324	—	—
Securities available for sale	215,827	215,827	—	214,322	1,505
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Loans, net	731,302	731,400	—	—	731,400
Accrued interest receivable	2,994	2,994	2,994	—	—
Derivative financial instruments	319	319	—	319	—
Financial liabilities:
Non-interest bearing deposits	174,849	174,527	174,527	—	—
Interest-bearing deposits	671,848	667,126	292,660	—	374,466
Other borrowed funds	57,251	56,615	56,615	—	—
Subordinated debt	15,300	15,166	—	—	15,166
Accrued interest payable	388	388	388	—	—
Derivative financial instruments	319	319	—	319	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2014 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$13,329	$13,329	$13,329	$—	$—
Interest-bearing deposits in banks	19,667	19,667	19,667	—	—
Securities available for sale	168,687	168,687	—	167,173	1,514
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Mortgage loans held for sale	738	738	—	—	738
Loans, net	675,288	675,287	—	—	675,287
Accrued interest receivable	2,396	2,396	2,396	—	—
Derivative financial instruments	314	314	—	314	—
Financial liabilities:
Non-interest bearing deposits	158,329	158,329	158,329	—	—
Interest-bearing deposits	611,081	604,726	300,188	—	304,538
Other borrowed funds	29,529	28,957	28,957	—	—
Subordinated debt	29,133	28,819	—	—	28,819
Accrued interest payable	1,029	1,029	1,029	—	—
Derivative financial instruments	314	314	—	314	—

Note 12.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of September 30, 2015 and December 31, 2014, there were $3.3 million and $3.4 million, respectively, outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $319,000 and $314,000 as of September 30, 2015 and December 31, 2014, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income the gross amount of the adjustments to the income statement were $28,000 and $37,000 during the three months ended September 30, 2015 and September 30, 2014, respectively.

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

Through these banking centers the Bank offers a full range of deposit products and services, as well as credit and operational services. Depository services include: Individual Retirement Accounts (IRAs), tax depository and payment services, automatic transfers, bank by mail, direct deposits, money market accounts, savings accounts, and various forms and terms of certificates of deposit (CDs), both fixed and variable rate. The Bank attracts deposits through advertising and by pricing depository services competitively. Credit services include: commercial and industrial loans, real estate construction and land development loans, conventional and adjustable rate real estate loans secured by residential properties, real estate loans secured by commercial properties, customer loans for items such as home improvements, vehicles, boats and education offered on installment and single payment bases, as well as government guaranteed loans including Small Business Administration (“SBA”) loans, and letters of credit. The Bank’s operation services include: cashier’s checks, traveler’s checks, collections, currency and coin processing, wire transfer services, deposit bag rentals, and stop payments. Other services include servicing of secondary market real estate loans, notary services, and signature guarantees. The Bank does not offer trust services at this time.

Third Quarter 2015 Highlights

•
Return on average assets (“ROAA”) improved to 1.17% in the third quarter of 2015 from 0.81% in the third quarter of 2014, while return on average equity (“ROAE”) rose sharply to 12.01% in the third quarter of 2015 compared with 7.81% in the third quarter of 2014.

•	Tangible book value per share rose to $5.88 at September 30, 2015, from $5.42 a year earlier, and was up from $5.52 at December 31, 2014.

•	Pre-tax pre-provision core income, a non-GAAP measure, rose to $3.4 million in the third quarter of 2015 compared with $2.9 million in the third quarter of 2014.

•
Net interest income before provision for loan losses increased to $8.0 million in the third quarter of 2015, up 9.49% compared with $7.3 million in the third quarter of 2014, reflecting higher interest income and lower year-over-year interest expense.

•	Total assets increased $105.5 million, or 11.50%, and reached a Company-record $1.0 billion at September 30, 2015 from $917.9 million at September 30, 2014.

•
Total loans increased 7.8%, or $54.0 million, to $743.1 million at September 30, 2015 from $689.1 million at September 30, 2014, with year-over-year growth in almost all loan categories led by commercial real estate, commercial, and residential 1-4 family.

•
Total deposits increased 11.7%, or $88.6 million, to $846.7 million at September 30, 2015 from $758.1 million at September 30, 2014. Core demand deposits comprised 64.2% of total deposits at the end of the third quarter of 2015 compared with 57.1% of total deposits at the end of the third quarter of 2014. Noninterest bearing deposit accounts, an important source of lower-cost funding to support loan activity, increased $34.5 million, or 24.7%, to $174.8 million at the end of the third quarter of 2015 from $140.3 million at the end of the third quarter of 2014.

•
Asset quality measures improved dramatically, including a decline in the ratio of nonperforming assets to total assets to 0.71% at September 30, 2015 from 1.37% a year earlier. Nonperforming assets decreased $5.3 million, or 42.0%, from $12.6 million at September 30, 2014 to $7.3 million at September 30, 2015.

Year to Date 2015 Highlights

•
ROAA improved to 0.94% for the nine months ended September 30, 2015, from 0.53% for the nine months ended September 30, 2014, while ROAE rose sharply to 9.59% for the nine months ended September 30, 2015 compared with 5.04% for the nine months ended September 30, 2014.

•	Pre-tax pre-provision core income, a non-GAAP measure, rose to $8.7 million for the nine months ended September 30, 2015 compared with $8.3 million for the same period in 2014.

•
Net interest income before provision for loan losses increased to $22.6 million for the nine months ended September 30, 2015, up 6.1% compared with $21.3 million for the nine months ended September 30, 2014, reflecting higher interest income, which was the result of current year loan growth, and lower year-over-year interest expense. Interest expense was lower in 2015 due to lower parent company debt costs, in addition to improved deposit funding and a shift to noninterest bearing deposit accounts.

•	Total assets reached a Company-record $1.0 billion at September 30, 2015, an increase of $99.4 million, or 10.8%, from $924.1 million at December 31, 2014.

•	Total loans increased $53.9 million, or 7.8%, to $743.1 million at September 30, 2015 from $689.2 million at December 31, 2014.

•
Total deposits increased $77.3 million, or 10.0%, to $846.7 million at September 30, 2015 from $769.4 million at December 31, 2014. Core demand deposits comprised 64.2% of total deposits in the third quarter of 2015 compared with 59.6% of total deposits at December 31, 2014. Noninterest bearing deposit accounts, an important source of lower-cost funding to support loan activity, increased $16.5 million, or 10.4%, to $174.8 million in the third quarter of 2015 from $158.3 million at December 31, 2014.

Income Statement Highlights
Net interest income was $8.0 million for the third quarter of 2015, compared to $7.3 million for the third quarter of 2014, an increase of $0.7 million or 9.6%. The Company’s net interest margin was 3.31% in the third quarter of 2015, compared to 3.34% in the third quarter of 2014, while the net interest spread was 3.13% compared to 3.14% in the prior year’s third quarter.
Interest income on loans was $8.2 million for the quarter ended September 30, 2015, compared to $8.0 million for the quarter ended September 30, 2014, reflecting contributions from $67.8 million in loan growth, partially offset by newer loans booked at lower average yields due to the ongoing low interest rate environment and competitive market conditions. There were approximately $136.0 million in new loans and renewals during the first three quarters of 2015, at a weighted average rate of 4.13%.

Interest income on securities was $1.1 million for the quarter ended September 30, 2015, compared to $848,000 for the quarter ended September 30, 2014. The increase in interest income on securities was the result of growth in the portfolio, along with improvement in the overall yield of the government sponsored enterprises and state and political subdivision portfolios.
Interest expense on deposits was $973,000 in the third quarter of 2015, compared to $1.1 million in the third quarter of 2014, which primarily reflected a decline in time deposits, that were replaced by growth in noninterest bearing deposits, along with an increase in lower cost NOW, money market and savings accounts. In addition, the reduced borrowing costs at the parent company helped to lower interest expense during the third quarter, after the refinancing of outstanding subordinated debt with a lower interest rate line of credit.
Noninterest income was $769,000 in the third quarter of 2015, a decrease of $197,000, or 20.4%, which included small decreases in service charges on deposit accounts and slightly lower mortgage fee income of $178,000. Year-to-date 2015 both service charges and mortgage income were up over the prior year despite lower results in the third quarter. Noninterest income in the third quarter of 2014 was $966,000, which included $407,000 in gains on the sale of securities, compared to $251,000 in gains on sales of securities in 2015, as a result of changes in investment strategy during 2014.
Noninterest expense remained flat at $5.1 million for the quarter ended September 30, 2015 compared to $5.1 million for the quarter ended September 30, 2014. Salaries and benefits were consistent year-over-year and lower occupancy expense was reflected by the purchase of the Channahon, Illinois branch in mid-2014. The third quarter of 2015 included a net loss on foreclosed assets of $58,000 compared to $78,000 in the same period in 2014. Losses were related to changes in property values, as appraisals are updated annually.

Balance Sheet Highlights
Total assets were $1.0 billion at September 30, 2015, up 11.5% or $105.5 million, from $917.9 million at September 30, 2014, and up 10.8%, or $99.4 million, from $924.1 million at December 31, 2014.
Net loans (after allowance for loan losses) were $731.3 million at September 30, 2015, an 8.3%, or $56.0 million, increase from $675.3 million at September 30, 2014, and a 8.3%, or a $56.0 million, increase from $675.3 million at December 31, 2014, reflecting balanced growth in all lending categories, other than consumer and other loans, and a lower allowance for loan losses. Commercial real estate loans increased $15.4 million, or 4.4%, to $368.9 million year-over-year. Commercial loans rose $4.0 million year-over-year, an increase of 2.3% to $180.7 million. Residential 1-4 family loans, which grew steadily throughout 2014, were $126.3 million at September 30, 2015 up $25.6 million, or 25.4%, from $100.7 million at September 30, 2014, and up 25.3% from $100.8 million at December 31, 2014.
Year-over-year asset comparisons include growth of investment securities to $217.2 million at September 30, 2015, compared with $157.1 million at September 30, 2014 and $170.1 million at December 31, 2014. Strong gains in low-cost deposits facilitated some of the growth.
Total deposits, which increased $77.3 million from December 31, 2014, or 10.0%, to $846.7 million in the third quarter of 2015, compared with $769.4 million at December 31, 2014, and $758.1 million at September 30, 2014, reflected the Company’s focus on growing core deposits from commercial business depositors. Approximately $34.6 million of the growth from September 30, 2014, came from commercial noninterest bearing demand deposits by expanding and developing those relationships. Noninterest bearing demand deposits increased 24.7%, or $34.6 million, year-over-year despite being flat in the third quarter of 2015. Savings deposits increased 26.8%, or $7.4 million, year-over-year and 4.1%, or $1.4 million, in the third quarter. NOW accounts increased 35.1%, or $26.4 million, from September 30, 2014, and 6.7% in the third quarter. Money market accounts increased $42.2 million or 22.2% to $232.2 million at September 30, 2015 from $190.0 million at September 30, 2014 and increased $36.0 million or 18.3% from $196.2 million at December 31, 2014. This growth has reduced First Community’s overall reliance on time deposits for funding its asset growth. Ongoing rebalancing of the Company’s deposit portfolio resulted in a decline in time deposits to $302.9 million at September 30, 2015 from $310.9 million at December 31, 2014 and $324.9 million at September 30, 2014, a decrease of 6.8%, or $22.0 million, year-over-year.

Asset Quality
Total nonperforming assets declined by 42.4%, or $5.3 million, to $7.2 million at September 30, 2015 from $12.6 million at September 30, 2014, and 23.6% from $9.5 million at December 31, 2014. The improvement reflected a decline in total nonperforming loans to $3.1 million from $9.1 million a year earlier, and from $7.0 million at December 31, 2014. Foreclosed assets were $4.1 million at September 30, 2015, which were up from $3.5 million at September 30, 2014 and an increase from $2.5 million at December 31, 2014 due to the transfer of two properties in the second quarter of 2015 from nonperforming loans. The Company had net recoveries of $146,000 in the third quarter of 2015, compared to net charge-offs of $512,000 in the third quarter of 2014. Net charge-offs for the nine months ended September 30, 2015 were $590,000 as compared to $4.6 million for the same period in 2014.
The Company had a negative provision for loan losses of $813,000 in the third quarter, and a negative provision for loan losses of $1.6 million for the nine months ended September 30, 2015, compared with no provision in the third quarter of 2014 and a provision of $2.7 million for the nine months ended September 30, 2014, reflecting significantly improved asset quality year over year. Even with this negative provision, the Company’s allowance for loan losses to nonperforming loans remains strong at 377.06% at September 30, 2015, compared to 198.73% at December 31, 2014 and 153.02% at September 30, 2014.

Capital Ratios
The Company was “well capitalized” according to applicable regulatory standards at September 30, 2015, with a Tier 1 leverage ratio of 9.39%, Tier 1 risk based ratio of 11.57%, a total risk-based capital ratio of 14.71%, and a common equity Tier 1 ratio of 11.57%. First Community’s ratio of tangible common shareholder’s equity to tangible assets was 9.78% at September 30, 2015, compared to 9.96% at December 31, 2014 and 9.78% at September 30, 2014.

NON-GAAP MEASURES

Pre-tax pre-provision core income (1)
(Dollars in thousands)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015		September 30, 2014

Pre-tax net income	$4,418	$3,159	$10,425		$5,918
Provision for loan losses	(813)	—	(1,562)		2,667
Gain on sale of investment securities	(251)	(407)	(272)	466	(446)
Gain on sale of foreclosed assets	—	—	—		(19)
Bank owned life insurance gain	—	—	—		(483)
Losses on sale and writedowns of foreclosed assets, net	58	78	78		447
Foreclosed assets expenses, net of rental income	(61)	55	80		190
Adjusted pre-tax pre-provision core income	$3,351	$2,885	$8,749		$8,274

(1)  This is a non-GAAP financial measure. The Company’s management believes the presentation of pre-tax pre-provision core net operating income provides investors with a greater understanding of the Company’s operating results, in addition to the results measured in accordance with GAAP.

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
The following tables reflect the components of net interest income for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015			2014
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$731,871	$8,218	4.49%	$677,117	$7,988	4.72%
Investment securities (2)	207,843	1,103	2.12%	167,232	848	2.03%
Interest bearing deposits with other banks	23,790	19	0.32%	26,649	23	0.35%
Total earning assets	$963,504	$9,340	3.88%	$870,998	$8,859	4.07%

Other assets	47,787			50,107
Total assets	$1,011,291			$921,105

Liabilities
NOW accounts	$98,915	$64	0.26%	$72,433	$25	0.14%
Money market accounts	234,898	166	0.28%	192,293	130	0.27%
Savings accounts	34,447	15	0.17%	26,852	10	0.15%
Time deposits	300,476	728	0.97%	338,716	965	1.14%
Total interest bearing deposits	668,736	973	0.58%	630,294	1,130	0.72%
Securities sold under agreements to repurchase	33,112	11	0.13%	31,599	8	0.10%
Secured borrowings	13,406	86	2.57%	—	—	—
Mortgage payable	—	—	—%	549	8	5.83%
FHLB Borrowings	1,413	1	0.28%	545	—	—%
Subordinated debentures	15,300	297	7.76%	19,322	432	8.94%
Total interest bearing liabilities	731,967	1,368	0.75%	682,309	1,578	0.93%
Non-interest bearing deposits	176,040			137,459
Other liabilities	5,117			5,826
Total liabilities	$913,124			$825,594

Total shareholders' equity	$98,167			$95,511

Total liabilities and equity	$1,011,291			$921,105

Net interest income		$7,972			$7,281

Interest rate spread			3.13%			3.14%

Net interest margin			3.31%			3.34%

Footnotes:
(1) Average loans include nonperforming loans.
(2) No tax-equivalent adjustments were made, as the effect thereof was not material.

The net interest income increase and margin decrease was primarily due to changes in loan yields. Loans booked in the past year have been at lower yields due to historically low rates and competitive market conditions, which was offset by the volume of new loans booked over the past three quarters.

	Nine months ended September 30,
	2015			2014
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$717,473	$24,124	4.48%	$667,682	$23,738	4.74%
Investment securities (2)	193,212	3,017	2.08%	154,847	2,261	1.95%
Interest-bearing deposits with other banks	16,892	47	0.37%	23,125	62	0.36%
Total earning assets	$927,577	$27,188	3.91%	$845,654	$26,061	4.11%

Other assets	45,933			47,309
Total assets	$973,510			$892,963

Liabilities
NOW accounts	$87,578	$139	0.21%	$73,828	$83	0.15%
Money market accounts	220,448	457	0.28%	178,740	369	0.28%
Savings accounts	33,074	42	0.17%	26,264	30	0.15%
Time deposits	303,240	2,299	1.01%	343,954	2,918	1.13%
Total interest bearing deposits	644,340	2,937	0.61%	622,786	3,400	0.73%
Securities sold under agreements to repurchase	30,355	25	0.11%	28,207	23	0.11%
Secured borrowings	4,569	88	2.57%	—	—	—
Mortgage payable	241	14	7.75%	597	27	6.03%
FHLB borrowings	1,154	2	0.23%	920	—	—%
Subordinated debentures	24,424	1,503	8.21%	19,315	1,295	8.94%
Total interest bearing liabilities	705,083	$4,569	0.86%	671,825	4,745	0.94%
Noninterest bearing deposits	168,316			122,634
Other liabilities	4,221			4,571
Total liabilities	$877,620			$799,030

Total shareholders' equity	$95,890			$93,933

Total liabilities and equity	$973,510			$892,963

Net interest income		$22,619			$21,316

Interest rate spread			3.05%			3.17%

Net interest margin			3.25%			3.36%

The net interest income increase and margin decrease was primarily due to changes in loans. Loans booked in the past year have been at lower yields due to current competitive market conditions, which was offset by the volume of new loans booked over the past three quarters.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the periods noted (dollars in thousands):

	Three months ended September 30,
	2015 compared to 2014
	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$649	$(388)	$(31)	$230
Investment securities	208	38	9	255
Interest bearing deposits with other banks	(2)	(2)	—	(4)
Total interest income	855	(352)	(22)	481

Interest expense
NOW accounts	$9	$22	$8	$39
Money market accounts	30	5	1	36
Savings accounts	4	1	—	5
Time deposits	(109)	(144)	16	(237)
Term borrowings	—	—	86	86
Securities sold under agreements to repurchase	—	3	—	3
FHLB advances	1	—	—	1
Mortgage payable	(8)	(8)	8	(8)
Subordinated debentures	(90)	(57)	12	(135)
Total interest expense	(163)	(178)	131	(210)

Change in net interest income	$1,018	$(174)	$(153)	$691

	Nine months ended September 30,
	2015 compared to 2014
	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$1,781	$(1,298)	$(97)	$386
Investment securities	568	151	37	756
Interest bearing deposits with other banks	(17)	2	—	(15)
Total interest income	2,332	(1,145)	(60)	1,127

Interest expense
NOW accounts	$15	$35	$6	$56
Money market accounts	88	—	—	88
Savings accounts	7	4	1	12
Time deposits	(347)	(309)	37	(619)
Term borrowings	—	—	88	88
Securities sold under agreements to repurchase	2	—	—	2
Mortgage payable	(16)	10	(5)	(11)
Subordinated debentures	341	(105)	(28)	208
Total interest expense	90	(363)	99	(174)

Change in net interest income	$2,242	$(782)	$(159)	$1,301

Provision for Loan Losses
The Company had a negative provision for loan losses of $813,000 and $1,562,000 for the three and nine months ended September 30, 2015, respectively, compared to no provision and a provision of $2.7 million for the respective periods in 2014. The Company had net recoveries of $146,000 and net charge-offs of $590,000 for the three and nine months ended September 30, 2015, respectively, compared to net charge-offs of $512,000 and $4.6 million for the respective periods in 2014. Nonperforming loans decreased 55.45% from $7.0 million at December 31, 2014 to $3.1 million at September 30, 2015. This decrease was related to charge-offs and paydowns on nonperforming loans. The decreases in nonperforming loans is the result of management’s continued focus on improving asset quality and cleaning up the loan portfolio.
Noninterest Income

The following table sets forth the components of noninterest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Service charges on deposit accounts	$188	$210	$565	$492
Gain on sale of loans	—	—	—	32
Gain on foreclosed assets, net	—	—	—	19
Gain on sale of securities	251	407	272	446
Mortgage fee income	178	196	435	336
Other	152	153	465	1,106
Total noninterest income	$769	$966	$1,737	$2,431

Noninterest income for the three and nine months ended September 30, 2015 decreased from the same periods in 2014, primarily due to a decrease in gains on sales of securities and other income items. Decreases in gains on sales of securities related to the change in investment strategies during the third quarter of 2014. Service charges on deposit accounts were up year-to-date, primarily due to overdraft fees charged as the result of increases in overdraft balances, despite being lower for the third quarter of 2015 as compared to the same period in 2014. The third quarter of 2015 showed slightly lower mortgage loan sale volumes than prior quarters, and in turn, lower mortgage fee income, despite volumes being up in the first and second quarters of 2015 over 2014. Other noninterest income remained flat for the the third quarter 2015 as compared to the same period of 2014. Despite the third quarter consistency, there was a decrease in other noninterest income for the nine months ended September 30, 2015, which was primarily due to recognition of income in 2014 from income related to proceeds received from a bank owned life insurance policy in the amount of $483,000 in the second quarter of 2014.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Salaries and employee benefits	$2,841	$2,812	8,535	8,452
Occupancy and equipment expense	486	543	1,483	1,607
Data processing	248	238	710	715
Professional fees	342	345	1,134	1,044
Advertising and business development	217	223	633	563
Losses on sale and writedowns of foreclosed assets, net	58	78	78	447
Foreclosed assets, net of rental income	(61)	55	80	190
Other expense	1,005	794	2,840	2,144
Total noninterest expense	$5,136	$5,088	$15,493	$15,162

Salaries and employee benefits remained fairly flat for the three and nine months ended September 30, 2015 compared to the same periods in 2014. Occupancy and equipment expense was down for the three and nine months ended 2015 as we continue to see cost savings resulting from the purchase of the Channahon branch building, along with the completion of construction at the Burr Ridge location. Professional fees also remained fairly consistent for the three and nine months ended September 30,

2015, compared to the same periods in 2014. Advertising costs were flat for the three months ended September 30, 2015, but were up for the nine months ended, in comparison to the prior year due to the update of our website, along with other marketing initiatives. Losses on foreclosed assets were also down from the prior periods as a result of larger writedowns on foreclosed assets taken during 2014. During the first quarter of 2014, we reversed the accrual for a contingent liability of approximately $210,000, which lowered other expense for the 2014 periods. In addition, there have been some smaller increases in other expenses during the first nine months of 2015, such as correspondent fees and restricted stock and stock option expense for directors.
Income Taxes

The Company realized income tax expense of $1.5 million and $3.5 million for the three and nine months ended September 30, 2015, compared with $1.1 million and $1.9 million of income tax expense for the three and nine months ended September 30, 2014, respectively. Net deferred tax assets were $10.5 million and $14.2 million at September 30, 2015 and December 31, 2014, respectively.

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

Financial Condition
Our assets totaled $1.0 billion at September 30, 2015 as compared to $924.1 million at December 31, 2014, an increase of $99.4 million, or 10.75%. Total loans at September 30, 2015 and December 31, 2014 were $743.1 million and $689.2 million, respectively, an increase of $53.9 million, or 7.81%. Total deposits were $846.7 million and $769.4 million at September 30, 2015 and December 31, 2014, respectively, an increase of $77.3 million, or 10.04%.
Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	September 30, 2015		December 31, 2014		September 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$19,451	3%	$18,700	3%	$15,898	2%
Farmland and Agricultural Production	8,984	1%	9,350	1%	9,393	1%
Residential 1-4 Family	126,316	17%	100,773	15%	100,716	14%
Multifamily	30,771	4%	24,426	4%	24,496	4%
Commercial Real Estate	368,896	50%	353,973	51%	353,456	52%
Commercial and Industrial	180,674	24%	171,452	25%	176,627	25%
Consumer and other	8,010	1%	10,706	1%	8,846	2%
Total Loans	$743,102	100%	$689,380	100%	$689,432	100%
Total loans increased by $53.9 million during the nine months ended September 30, 2015 as a result of new loan originations. New loans originated during the nine months ended September 30, 2015 were primarily in the commercial real estate, multifamily, commercial, and residential 1-4 family categories.
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

At September 30, 2015 and December 31, 2014, the allowance for loan losses was $11.8 million and $13.9 million, respectively. Over the past year, we have seen a reduction in the allowance to total loan percentage from 2.01% at September 30, 2014, and 2.02% at December 31, 2014, to 1.58% at September 30, 2015. This decrease has been the result of the reduction in nonperforming assets and an improving net charge-off history, which is the starting point for the Company’s allowance for loan losses calculation. In addition, the allowance for loan losses to nonperforming loans increased from 153.02% at September 30, 2014, and 198.73% at December 31, 2014, to 377.06% at September 30, 2015.

For the three and nine months ended September 30, 2015 the Company had net recoveries of $146,000 and net charge-offs of $590,000, respectively, compared to net charge-offs of $512,000 and $4.6 million for the same periods in 2014. Overall decreases in charge-offs have been seen over the past year as a result of the continued improvement in asset quality.

Charge-offs and recoveries for each major loan category are shown in the table below:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance at beginning of period	$12,420	$14,383	$13,905	$15,820
Charge-offs:
Construction and Land Development	—	—	—	1,186
Residential 1-4 Family	—	134	195	155
Commercial Real Estate	444	—	548	2,812
Commercial and Industrial	203	517	973	1,583
Consumer and other	7	8	10	25
Total charge-offs	$654	$659	$1,726	$5,761
Recoveries:
Construction and Land Development	18	18	53	56
Residential 1-4 Family	41	8	213	26
Commercial Real Estate	709	9	726	834
Commercial and Industrial	29	112	135	223
Consumer and other	3	—	9	6
Total recoveries	$800	$147	$1,136	$1,145
Net charge-offs	(146)	512	590	4,616
Provision for loan losses	(813)	—	(1,562)	2,667
Allowance for loan losses at end of period	$11,753	$13,871	$11,753	$13,871
Selected loan quality ratios:
Net charge-offs to average loans	(0.08)%	0.31%	0.11%	1.42%
Allowance to total loans	1.58%	2.01%	1.58%	2.01%
Allowance to nonperforming loans	377.06%	153.02%	377.06%	153.02%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	September 30, 2015		December 31, 2014
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans

Construction and Land Development	$681	5.79%	$758	5.45%
Farmland and Agricultural Production	25	0.21%	459	3.30%
Residential 1-4 Family	1,157	9.84%	1,199	8.62%
Multifamily	88	0.75%	67	0.48%
Commercial Real Estate	5,899	50.21%	6,828	49.11%
Commercial	3,752	31.92%	4,296	30.90%
Consumer and other	151	1.28%	298	2.14%
Total	$11,753	100.00%	$13,905	100.00%
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
Residential 1-4 family and consumer loans are collectively evaluated for impairment since they are not individually risk rated. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.
There were approximately $3.1 million of nonperforming loans at September 30, 2015, which were down from $7.0 million at December 31, 2014. The decrease was the result of current year charge-offs and paydowns.
Impaired loans were $11.6 million and $15.6 million at September 30, 2015 and December 31, 2014, respectively. Included in impaired loans at September 30, 2015 were $571,000 in loans with valuation allowances totaling $60,000, and $11.0 million in loans without valuation allowances. Included in impaired loans at December 31, 2014 were $1.4 million in loans with valuation allowances totaling $590,000, and $14.2 million in loans without valuation allowances.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing:

	September 30, 2015	December 31, 2014	September 30, 2014
Nonaccrual loans	$3,117	$6,947	$9,065
Accruing loans delinquent 90 days or more	—	50	—
Nonperforming loans	3,117	6,997	9,065
Troubled debt restructurings accruing interest	2,758	2,814	2,509

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of September 30, 2015 and December 31, 2014 were approximately $3.9 million and $4.9 million, respectively.  Management believes it has established an adequate allowance for probable loan losses, as appropriate under U.S. GAAP.

Investment Securities
Investment securities serve to enhance the overall yield on interest earning assets while supporting interest rate sensitivity and liquidity positions, and as collateral on public funds and securities sold under agreements to repurchase. All securities are classified as “available for sale” as the Company intends to hold the securities for an indefinite period of time, but not necessarily to maturity. Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of the related deferred tax effect. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government sponsored enterprises	$26,754	$27,137	$30,904	$30,951
Residential collateralized mortgage obligations	61,325	61,633	44,095	44,274
Residential mortgage backed securities	29,286	29,442	27,208	27,217
State and political subdivisions	96,518	97,615	65,240	66,245
Total securities available for sale	$213,883	$215,827	$167,447	$168,687
Available for sale securities increased $47.1 million to $215.8 million at September 30, 2015 from $168.7 million at December 31, 2014, as the Company continued to invest its excess cash in investment securities during 2015 in order to generate additional interest income.
Securities with a fair value of $56.8 million and $40.5 million were pledged as collateral on public funds, securities sold under agreements or for other purposes as required or permitted by law, as of September 30, 2015 and December 31, 2014, respectively. The increase in pledged securities is a result of increases in public funds deposits, in addition to securities sold under agreements to repurchase.
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

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$174,849	20.65%	$158,329	20.58%
NOW and money market accounts	334,023	39.45%	269,977	35.09%
Savings	34,933	4.13%	30,211	3.93%
Time deposit certificates of $250,000 or more	62,522	7.38%	50,682	6.59%
Time deposit certificates, $100,000 to $250,000	134,081	15.84%	145,506	18.91%
Other time deposit certificates	106,289	12.55%	114,705	14.90%
Total	$846,697	100.00%	$769,410	100.00%

Total deposits increased $77.3 million to $846.7 million at September 30, 2015, from $769.4 million at December 31, 2014. The increase was primarily related to the increase in noninterest bearing demand deposits and NOW and money market accounts, which helped to improve the Company’s core deposits and lower the Company’s overall cost of funds. In 2015, there has been some increases in brokered deposits in response to client and funding needs.
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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	September 30, 2015	December 31, 2014
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$30,355	$29,081
Outstanding at end of period	33,257	29,059
Maximum month-end outstanding	33,346	32,668
Rate:
Weighted average interest rate during the year	0.13%	0.10%
Weighted average interest rate at end of the period	0.14%	0.10%

FHLB borrowings:
Balance:
Average daily outstanding	$1,154	$1,017
Outstanding at end of period	10,000	—
Maximum month-end outstanding	10,000	5,000
Rate:
Weighted average interest rate during the year	0.23%	0.13%
Weighted average interest rate at end of the period	0.20%	—%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies. As of September 30, 2015, the Bank was permitted to pay dividends due to having retained earnings of $1.1 million, compared to an accumulated deficit of $6.3 million at December 31, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity, Tier 1 capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, each as defined in the applicable regulations. Management believes, as of September 30, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 to our Unaudited Consolidated Financial Statements for more information.
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
The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There were no uncertain tax positions as of September 30, 2015 and December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report, were effective.

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

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

Date: November 4, 2015	/s/ Roy C. Thygesen
Roy C. Thygesen
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015	/s/ Glen L. Stiteley
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and September 30, 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.