Form 10-K
period 2015-12-31
First Community Financial Partners, Inc.
filed 2016-03-14
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

001-37505
Commission file number

FIRST COMMUNITY FINANCIAL PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Illinois	20-4718752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 Black Road, Joliet, IL	60435
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (815) 725-0123

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of cash exchange on which registered)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $86,004,674 as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates,” and the Registrant is not bound by this determination for any other purpose.

There were issued and outstanding 17,165,864 shares of the Registrant’s common stock as of February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2016 are incorporated by reference into Part III hereof.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-K

December 31, 2015

PART I

Item 1. Business

First Community

First Community Financial Partners, Inc. (“First Community” or the “Company”) was formed as a bank holding company in 2006. First Community is headquartered in Joliet, Illinois. First Community has one banking subsidiary, First Community Financial Bank (the “Bank”). The Bank is the result of the consolidation of our four legacy banking subsidiaries and affiliates (the “Consolidation”).

As of December 31, 2015, on a consolidated basis, First Community had total assets of $1.0 billion, total deposits of $866.0 million and total shareholders’ equity of $103.0 million. For the Company’s complete financial information as of December 31, 2015 and 2014 and for each of the years then ended, see Item 8. Financial Statements and Supplementary Data.
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
The Bank originates deposits predominantly from the areas where its banking offices are located. The Bank relies on its favorable locations, customer service, competitive pricing, internet and mobile banking, and related deposit services, such as cash management, to attract and retain deposits. While the Bank accepts certificates of deposit in excess of FDIC deposit insurance limits, the Bank generally does not solicit such deposits because they are more difficult to retain than core deposits and at times are more costly than wholesale deposits.
Lending Activities
The Bank’s loan portfolio consists primarily of non-residential real estate loans (owner occupied commercial real estate and investor commercial real estate, multi-family, construction and land development loans), which represented 57.93% of the total loan portfolio, or $447.4 million, at December 31, 2015. At December 31, 2015, $34.3 million, or 4.44% of the total loan portfolio, consisted of multi-family mortgage loans; $381.1 million, or 49.34% of the total loan portfolio, consisted of other commercial real estate loans; $179.6 million, or 23.26% of the total loan portfolio, consisted of commercial loans; $22.1 million, or 2.86%, of the total loan portfolio, consisted of construction and land loans; and $135.9 million, or 17.59% of the total loan portfolio, consisted of one-to-four family residential mortgage loans, including home equity loans and lines of credit. In addition, the Bank had farm and agricultural loans totaling $10.0 million, or 1.29%, and consumer and other loans totaling $9.4 million, or 1.22%, of the total portfolio as of December 31, 2015.
Deposit Activities
The Bank’s deposit accounts consist principally of savings accounts, NOW accounts, checking accounts, money market accounts, certificates of deposit, and individual retirement accounts (“IRAs”) and other qualified plan accounts. The Bank also provides commercial checking accounts and related services such as cash management, as well as provide low-cost checking account services.
At December 31, 2015, the Bank’s deposits totaled $866.0 million; interest bearing deposits totaled $669.9 million; non-interest bearing demand deposits totaled $196.1 million; savings, money market and NOW account deposits totaled $372.4 million; and certificates of deposit totaled $297.5 million.
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
Employees
At December 31, 2015, First Community and the Bank had 108 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

Internet Website

We maintain a website with the address www.fcbankgroup.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission (“SEC”).

SUPERVISION AND REGULATION
General
FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting FDIC-insured institutions are impossible to predict with any certainty.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. In the last several years, we have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused our compliance and risk management processes, and the costs thereof, to increase.
This supervisory and regulatory framework subjects FDIC-insured institutions and their holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to First Community and the Bank, beginning with a discussion of the continuing regulatory emphasis on capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. Although capital has historically been one of the key measures of the financial health of banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banking organizations, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated that the Federal Reserve establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that were considered Tier 1 Capital for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds as Tier 1 Capital but we have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.
Our capital standards changed on January 1, 2015 to add the requirements of Basel III, discussed below. The minimum capital standards effective prior to and including December 31, 2014 are:

•
A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted average quarterly assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and the Bank’s allowance for loan losses, subject to a limitation of 1.25% of risk-weighted assets. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% are applied.
The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more).  On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Because of Dodd-Frank Act requirements, Basel III essentially layers a new set of capital standards on the previously existing Basel I standards.
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publically traded companies).

The Basel III Rule not only increased most of the required minimum capital ratios effective January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking organization’s Common Equity Tier 1 Capital.
The Basel III Rule requires minimum capital ratios beginning January 1, 2015, as follows:

•	A new ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly adjusted average assets equal to 4% in all circumstances.

Not only did the capital requirements change but the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios changed as well. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.
Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commenced on January 1, 2016 and extend until 2019.
Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized” under the Prompt Corrective Action rules discussed below. Bank regulatory agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for such organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Moreover, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A new Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•	A minimum ratio of Tier 1 Capital to total risk-weighted assets of 8% (6% under Basel I);

•	A minimum ratio of Total Capital to total risk-weighted assets of 10% (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total quarterly adjusted average assets of 5% or greater.

In addition, banking organizations that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking organizations maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to:

•	7% for Common Equity Tier 1 Ratio,

•	8.5% for Tier 1 Capital and

•	10.5% for Total Capital.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer.

As of December 31, 2015: (i) the Bank was not subject to a directive from its regulatory agencies to increase its capital and (ii) the Bank was “well-capitalized,” as defined by FDIC regulations. As of December 31, 2015, First Community had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.
Prompt Corrective Action. An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well. This regime applies to FDIC-insured institutions, not holding companies, and provides escalating powers to bank regulatory agencies as a bank’s capital diminishes. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring dismissal of senior executive officers or directors; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
Regulation and Supervision of First Community
General. As the sole shareholder of the Bank, we are a bank holding company. As a bank holding company, we are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, we are legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding our operations as the Federal Reserve may require.
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.
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
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “-Regulatory Emphasis on Capital” above.
Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, we are subject to the Illinois Business Corporation Act, as amended, which prohibits us from paying a dividend if, after giving effect to the dividend: (i) First Community would be insolvent; (ii) the net assets of First Community would be less than zero; or (iii) the net assets of First Community would be less than the maximum amount then payable to shareholders of First Community who would have preferential distribution rights if we were liquidated. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “-Regulatory Emphasis on Capital” above.
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
Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.
Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
Supervision and Regulation of the Bank
General. The Bank is an Illinois-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“nonmember banks”).
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “-Regulatory Emphasis on Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also included a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
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
As a result, the Bank, which was known as FCB Plainfield prior to the Consolidation, remains subject to certain of the FDIC’s de novo bank requirements until the Bank has been chartered for a period longer than seven years. Until the Bank has been chartered for a period longer than seven years, it is required, among other items, to obtain FDIC approval for any material change to its business plan and to maintain a Tier 1 Leverage Capital Ratio of at least 8%. As of October 28, 2015, the Bank is no longer subject to the de novo bank requirements.
Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators, and began recommending portfolio stress testing as a sound risk management practice for community banks. Although stress tests are not officially required for banks with less than $10 billion in assets, they have become part of annual regulatory exams even for banks small enough to be officially exempted from the process. The FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank has begun evaluating a process for stress testing.
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.   For deposit insurance assessment purposes, an FDIC-insured institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. The assessment base is calculated using average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking.
Amendments to the Federal Deposit Insurance Act revised the assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated to be its average consolidated total assets less its average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions. In lieu of dividends, the FDIC has adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2%, and 2.5%. As a consequence, premiums will decrease once the 1.15% threshold is exceeded. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.
The Dodd-Frank Act also permanently established the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor.
FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2015 was 0.60 basis points (60 cents per $100 dollars of assessable deposits).

Supervisory Assessments. Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund its operations. The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2015, the Bank paid supervisory assessments to the DFPR totaling $94,983.
Dividend Payments. The primary source of funds for First Community is dividends from the Bank. Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits.
The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2015. Notwithstanding the availability of funds for dividends, however, the FDIC and DFPR may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “-Regulatory Emphasis on Capital” above.
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
Limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of First Community and its subsidiaries, to our principal shareholders and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of First Community or the Bank, or a principal shareholder of First Community, may obtain credit from banks with which the Bank maintains a correspondent relationship.
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
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each FDIC-insured institution is responsible for establishing its own procedures to achieve those goals. If an FDIC-insured institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the FDIC-insured institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the FDIC-insured institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the FDIC-insured institution pays on deposits or require the FDIC-insured institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
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
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2016: the first $15.2 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is 3% up to $110.2 million plus 10% of the aggregate amount of total transaction accounts in excess of $110.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
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
Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), along with anti-money laundering and bank secrecy laws (“AML-BSA”), are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The laws mandate financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification and ongoing due diligence programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation among FDIC-insured institutions and law enforcement authorities.
Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. Based on the Bank’s loan portfolio, the Bank does not exceed these guidelines.
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.
Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay stand. We do not currently expect the CFPB’s rules to have a significant impact on our operations, except for higher compliance costs.

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
The primary federal and state banking laws and regulations that affect us are described in Item 1. Business under the section captioned “Supervision and Regulation.” These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks will be regulated. In addition, the Federal Reserve has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices. Further, the CFPB was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.
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
From December 2007 through June 2009, the United States economy was in recession. Business activity across a wide range of industries and regions in the United States was greatly reduced. Although general economic conditions have improved, certain sectors remain weak. In addition, local governments and many businesses continue to experience difficulty due to decreased liquidity in the credit markets.
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
The financial condition of the State of Illinois, in which the largest portion of the Company’s customer base resides, is among the most troubled of any state in the United States with credit downgrade concerns, severe pension under-funding, budget deficits and political standoffs.  State budget restructuring to improve its financial condition may have negative financial effects on local governments and businesses, their employees, and directly and indirectly the Company’s customers.  Conversely, a lack of state budget restructuring to achieve budget balance and growing debt burden may also have negative financial effects on local governments and businesses, their employees, and directly and indirectly the Company’s customers.
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
As of December 31, 2015, 75.46% of the Bank’s loan portfolio consisted of commercial loans, of which approximately 52.20% were commercial real estate loans. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for higher losses on an individual loan basis. Credit quality issues on larger commercial loans, if they were to occur, could cause greater volatility in reported credit quality performance measures, such as total impaired or non-performing loans, and the amount of charge-offs and recoveries between periods. The deterioration of any one or a few of these loans may cause a significant increase in uncollectible loans, which would have a material adverse impact on us. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and materially and adversely affect our operating results, financial condition or capital levels.
The Company is a bank holding company and its sources of funds are limited.
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. The Company’s ability to receive dividends or loans from the Bank is restricted and therefore the ability to pay dividends to shareholders is restricted. Until June 30, 2015, the Bank was unable to pay dividends due to negative retained earnings. Dividend payments by the Bank to the Company in the future, if any, will require generation of future earnings by the Bank and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, the Company’s right to participate in the assets of the Bank in the event of a liquidation or reorganization of the Bank would be subject to the claims of the Bank’s creditors, including depositors, which would take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2015, the Bank had deposits and other liabilities of approximately $937.6 million.
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
Given the losses recorded by our legacy bank subsidiaries and affiliates from 2008 through 2011, the negative retained earnings at the Bank as of June 30, 2015, and the resulting limitations on the ability of the Bank to pay dividends to First Community, we had been dependent upon our current cash position and cash proceeds generated by capital raises to meet liquidity needs at the holding company level. If we foresee that we face diminished liquidity, we may, to the extent possible, seek to issue additional debt or securities which could cause ownership or economic dilution to our current shareholders.
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
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At December 31, 2015, the Bank was categorized as “well-capitalized” under the applicable regulatory capital framework. To the extent regulatory requirements change, our future operating results erode capital or we seek to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital in any such event would depend on conditions in the capital markets, which are outside of our control, and on our financial condition and performance. Accordingly, our ability to raise capital when needed or on favorable terms is uncertain. The inability to attract new capital investment, or to attract capital on terms acceptable to us, could have a material adverse impact on us.
We have not paid a dividend on our common stock since the Company’s formation in 2006. In addition, regulatory restrictions and liquidity constraints at the holding company level could impair our ability to make distributions on our outstanding securities.

Historically, our primary source of funds at the holding company level has been debt and equity issuances. The Bank and its predecessor banks had not paid dividends to the Company until 2015, and the Company has not paid dividends to our common shareholders, since the Company’s formation in 2006. Current and future liquidity constraints at the holding company level could continue to impair our ability to declare and pay dividends on our common stock or pay interest on our outstanding debt securities in the future. If we are unable to pay dividends or interest on our outstanding securities in the future, the market value of such securities may be materially adversely affected.

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

Our net deferred tax asset totaled $9.2 million as of December 31, 2015. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitations of Section 382 of the Internal Revenue Code.  Section 382 contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of its stock within a rolling three-year period, as calculated in accordance with the rules. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5% or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.  If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, our ability to use any of our net operating loss carryforwards, tax credit carryforwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382 on their use against future taxable income. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a portion of our built-in losses, any net operating loss carryforwards or tax credit carryforwards could expire before we would be able to use them. This could adversely affect our financial position, results of operations and cash flow.

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our operations.
As of December 31, 2015, we had $15.3 million of subordinated debt outstanding. We currently expect our interest expense to be approximately $1.2 million in fiscal year 2016. In addition, as of December 31, 2015, we had senior debt of $11.9 million outstanding. We currently expect our interest expense to be approximately $192,000 in fiscal year 2016. We may not generate sufficient revenues to service or repay our debt, and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, and to pay dividends to our common shareholders.
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
Our stock is relatively thinly traded.
Although our common stock is quoted on the NASDAQ Capital Market, the average daily trading volume of our common stock is relatively small compared to many public companies. The desired market characteristics of depth, liquidity, and orderliness require the substantial presence of willing buyers and sellers in the marketplace at any given time. In our case, this presence depends on the individual decisions of a relatively small number of investors and general economic and market conditions over which we have no control. Due to the relatively small trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the stock price to fall more than would be justified by the inherent worth of the Company. Conversely, attempts to purchase a significant amount of our stock could cause the market price to rise above the reasonable inherent worth of the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2015, the net book value of our properties was $18.5 million. The following is a list of our offices:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

First Community’s common stock was quoted on the OTCQB marketplace under the symbol “FCMP” for the first two quarters of 2015. As of July 17, 2015, the Company began trading on NASDAQ Capital Market under the symbol “FCFP.” There were approximately 907 holders of record of our common stock as of February 29, 2016. Additionally, there are an estimated 820 beneficial holders whose stock was held in street name by brokerage and other nominees as of that date.
The following table presents quarterly high and low bid prices per share information for our common stock for 2015 and 2014. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Market Price Range
	High	Low
2015
Quarter ended December 31	$7.31	$6.26
Quarter ended September 30	7.00	6.25
Quarter ended June 30	6.55	5.47
Quarter ended March 31	5.75	5.14
2014
Quarter ended December 31	$5.43	$4.60
Quarter ended September 30	4.78	4.30
Quarter ended June 30	4.39	4.00
Quarter ended March 31	3.90	4.35
The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors including the ability of the Bank to pay dividends to the Company. See Item 1. Business and Note 13 to our Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.
First Community has not paid cash dividends on its common stock since its formation in 2006.

Item 6.     Selected Financial Data

Not applicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. Risk Factors and other sections of the Company’s December 31, 2015 Annual Report on Form 10-K and the Company’s other filings with the SEC, and other risks and uncertainties, including changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, including the rules adopted by the U.S. Federal banking authorities to implement the Basel III capital accords, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
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
Full Year 2015 Highlights

•
Return on average assets improved to 0.99% for the year ended December 31, 2015, from 0.60% for the year ended December 31, 2014, while return on average equity rose sharply to 10.08% for the year ended December 31, 2015 compared with 5.68% for the year ended December 31, 2014.

•	Pre-tax pre-provision core income, a non-GAAP measure, rose 15.8%, or $1.7 million, to $12.6 million for the year ended December 31, 2015 compared with $10.9 million for the same period in 2014.

•
Net interest income before provision for loan losses increased 6.53% or $1.9 million to $30.8 million for the year ended December 31, 2015 compared with $28.9 million for the year ended December 31, 2014. This was the result of higher interest income from current year loan growth, and lower year-over-year interest expense. Interest expense was lower in 2015 due to a decrease in debt related expenses, in addition to improved deposit funding including noninterest bearing deposit growth.

•	Noninterest expense was stable with a decrease of $31,000, or 0.15%, from the year ended December 31, 2014 to the year ended December 31, 2015.

•	Total assets increased $116.6 million, or 12.62%, and reached a Company-record $1.0 billion at December 31, 2015 from $924.1 million at December 31, 2014.

•
Total loans increased 12.06%, or $83.1 million, to $772.3 million at December 31, 2015 from $689.1 million at December 31, 2014, with year-over-year growth in almost all loan categories led by commercial, commercial real estate, and residential 1-4 family.

•
Total deposits increased 12.55%, or $96.6 million, to $866.0 million at December 31, 2015 from $769.4 million at December 31, 2014. Core demand deposits comprised 65.6% of total deposits at the end of 2015 compared with 59.59% of total deposits at the end of 2014. Noninterest bearing deposit accounts, an important source of lower-cost funding to support loan activity, increased $37.7 million, or 23.83%, to $196.1 million at the end of 2015 from $158.3 million at the end of 2014.

•
Asset quality measures improved dramatically, including a decline in the ratio of nonperforming assets to total assets to 0.67% at December 31, 2015 from 1.03% a year earlier. Nonperforming assets decreased $2.5 million, or 26.89%, from $9.5 million to $7.0 million at December 31, 2015.

Results of Operations
Net interest income was $30.8 million for the year ended December 31, 2015, compared to $28.9 million for the year ended December 31, 2014, an increase of $1.9 million or 6.53%. The Company’s net interest margin was 3.26% during the year ended December 31, 2015, compared to 3.39% during the year ended December 31, 2014, while the net interest spread was 3.06% compared to 3.18% in the prior year.
Interest income on loans was $32.5 million for the year ended December 31, 2015, compared to $32.1 million for the year ended December 31, 2014, reflecting contributions from $83.1 million in loan growth, partially offset by newer loans booked at lower average yields due to the ongoing low interest rate environment and competitive market conditions. There were approximately $204.0 million in new loans and renewals during 2015, at a weighted average yield of 4.14%.
Interest income on securities was $4.1 million for the year ended December 31, 2015, compared to $3.1 million for the year ended December 31, 2014. The increase in interest income on securities was the result of growth in the portfolio, along with improvement in the overall yield of the government sponsored enterprises and state and political subdivision portfolios.
Interest expense on deposits was $3.9 million for the year ended December 31, 2015, compared to $4.4 million for the year ended December 31, 2014 , which primarily reflected a decline in time deposits that were replaced by growth in noninterest bearing deposits, along with an increase in lower cost NOW, money market and savings accounts. In addition, after the refinancing of outstanding subordinated debt with a lower interest senior credit facility the reduced borrowing costs at the parent company helped to lower interest expense, primarily subordinated debt interest expense.
Noninterest income was $2.5 million for the year ended December 31, 2015, a decrease of $796,000, or 24.17% from the same period in 2014. The decrease was partially due to lower gains on sales of securities offset by small increases in service charges on deposit accounts and higher mortgage fee income of $531,000, compared to $402,000 for 2014.
Noninterest expense was $20.5 million for the year ended December 31, 2015 compared to $20.6 million for the year ended December 31, 2014. Salaries and benefits were slightly higher and occupancy expenses were slightly lower for the year ended December 31, 2015. The year ended December 31, 2015 included a net loss on foreclosed assets of $187,000 compared to $434,000 in the same period in 2014. Losses were related to changes in property values, as appraisals are updated annually or based on offers on properties held by the Bank.
Financial Condition
Total assets were $1.0 billion at December 31, 2015, an increase of 12.62% or $116.6 million, from $924.1 million at December 31, 2014.
Total loans were $772.3 million at December 31, 2015, a 12.06%, or $83.1 million, increase from $689.2 million at December 31, 2014, reflecting balanced growth in all lending categories other than consumer and other.
Investment securities grew to $207.0 million at December 31, 2015, compared with $170.1 million at December 31, 2014. Strong gains in low-cost deposits facilitated this growth.
Total deposits increased $96.6 million from December 31, 2014, or 12.6%, to $866.0 million at December 31, 2015. The growth in deposits has been focused on growth in lower cost transactional accounts. Noninterest bearing demand deposits increased 23.8%, or $37.0 million, year-over-year. Our focus on relationship banking and growth in transactional accounts has resulted in a decline in time deposits of $13.4 million or 4.30%, to $297.5 million at December 31, 2015 from $310.9 million at December 31, 2014.
Asset Quality
Total nonperforming assets declined by 26.9%, or $2.5 million, to $7.0 million at December 31, 2015 from $9.5 million at December 31, 2014. The improvement reflected a decline in total nonperforming loans to $1.5 million from $7.0 million a year earlier. Foreclosed assets were $5.5 million at December 31, 2015, which were up from $2.5 million at December 31, 2014. Two properties totaling $1.8 million and one property totaling $1.5 million were transferred from nonperforming loans to foreclosed assets during the second and fourth quarters, respectively.
Net charge-offs for the year ended December 31, 2015 were $87,000 as compared to $4.9 million for the same period in 2014.
The Company’s allowance for loan losses to nonperforming loans increased to 794.38% at December 31, 2015, compared to 198.73% at December 31, 2014.
Because of the continued improvements in asset quality during 2015, the Company had a negative provision for loan losses of $2.1 million for the year ended December 31, 2015, compared to a provision for loan losses of $3.0 million for the year ended December 31, 2014.

FINANCIAL SUMMARY
	Year ended December 31,
	2015	2014
Interest income:	(Dollars in thousands, except per share data)
Loans, including fees	$32,525	$32,066
Securities	4,134	3,104
Federal funds sold and other	66	78
Total interest income	36,725	35,248
Interest expense:
Deposits	3,923	4,439
Federal funds purchased and other borrowed funds	215	68
Subordinated debt	1,800	1,841
Total interest expense	5,938	6,348
Net interest income	30,787	28,900
Provision for loan losses	(2,077)	3,000
Net interest income after provision for loan losses	32,864	25,900
Noninterest income:
Service charges on deposit accounts	756	677
Gain on sale of loans	—	39
Gain on foreclosed assets, net	—	19
Gain on sale of securities	484	912
Mortgage fee income	531	402
Other	726	1,244
Total noninterest income	2,497	3,293
Noninterest expenses:
Salaries and employee benefits	11,538	11,191
Occupancy and equipment expense	1,977	2,111
Data processing	912	959
Professional fees	1,201	1,283
Advertising and business development	853	845
Losses (gains) on sale and writedowns of foreclosed assets, net	187	434
Foreclosed assets, net of rental income	130	219
Other expense	3,744	3,531
Total noninterest expense	20,542	20,573
Income before income taxes	14,819	8,620
Income taxes	5,000	2,737
Net income	9,819	5,883
Dividends and accretion on preferred shares	—	(526)
Gain on redemption of preferred shares	—	5
Net income applicable to common shareholders	$9,819	$5,362

Basic earnings per share	$0.58	$0.32

Diluted earnings per share	$0.57	$0.32

FINANCIAL SUMMARY

	December 31, 2015	December 31, 2014
Period-End Balance Sheet
(Dollars in thousands)
Assets
Mortgage loans held for sale	$400	$738
Construction and land development	22,082	18,700
Farmland and agricultural production	9,989	9,350
Residential 1-4 family	135,864	100,773
Multifamily	34,272	24,426
Commercial real estate	381,098	353,973
Commercial	179,623	171,452
Consumer and other	9,391	10,519
Total loans	772,319	689,193
Allowance for credit losses	11,741	13,905
Net loans	760,578	675,288
Investment securities	206,971	170,054
Other earning assets	23,967	23,990
Other non-earning assets	48,736	54,005
Total Assets	$1,040,652	$924,075

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$196,063	$158,329
Savings deposits	36,207	30,211
NOW accounts	102,882	73,755
Money market accounts	233,315	196,222
Time deposits	297,524	310,893
Total deposits	865,991	769,410
Total borrowings	68,315	58,662
Other liabilities	3,305	3,950
Total Liabilities	937,611	832,022
Shareholders’ equity - common	103,041	92,053
Total Shareholders’ Equity	103,041	92,053
Total Liabilities and Shareholders’ Equity	$1,040,652	$924,075

INVESTMENT PORTFOLIO
(Dollars in thousands)
	As of December 31, 2015
	Cost	Unrealized Gains	Unrealized Loss	Fair Value	Yield (%)	Duration (Years)

Investment Securities
Government sponsored enterprises	$16,284	$125	$—	$16,409	1.82%	3.48
Residential collateralized mortgage obligations	62,701	138	475	62,364	2.13%	3.37
Residential mortgage backed securities	28,494	65	268	28,291	1.54%	2.88
State and political subdivisions	96,480	2,178	118	98,540	2.58%	4.82
Total debt securities	203,959	2,506	861	205,604	2.23%	4.42
Federal Home Loan Bank stock	1,367	—	—	1,367	—%	—
Total Investment Securities	$205,326	$2,506	$861	$206,971	2.23%	4.42

(Dollars in thousands)
	As of December 31, 2014
	Cost	Unrealized Gains	Unrealized Loss	Fair Value	Yield (%)	Duration (Years)

Investment Securities
Government sponsored enterprises	$30,904	$83	$36	$30,951	1.69%	2.80
Residential collateralized mortgage obligations	44,095	241	62	44,274	2.35%	2.71
Residential mortgage backed securities	27,208	137	128	27,217	2.26%	4.10
State and political subdivisions	65,240	1,096	91	66,245	2.48%	4.16
Total debt securities	167,447	1,557	317	168,687	2.27%	3.85
Federal Home Loan Bank stock	1,367	—	—	1,367	—%	—
Total Investment Securities	$168,814	$1,557	$317	$170,054	2.27%	3.85

ASSET QUALITY DATA

	December 31, 2015	December 31, 2014
(Dollars in thousands)
Loans identified as nonperforming	$1,411	$6,947
Other nonperforming loans	67	50
Total nonperforming loans	1,478	6,997
Foreclosed assets	5,487	2,530
Total nonperforming assets	$6,965	$9,527

Allowance for loan losses losses	11,741	13,905
Nonperforming assets to total assets	0.67%	1.03%
Nonperforming loans to total assets	0.14%	0.76%
Allowance for loan losses to nonperforming loans	794.38%	198.73%

Allowance for loan losses rollforward:
	Years ended December 31,
	2015	2014
Beginning balance	$13,905	$15,820
Charge-offs	1,859	6,633
Recoveries	1,772	1,718
Net charge-offs	87	4,915
Provision for loan losses	(2,077)	3,000
Ending Balance	$11,741	$13,905

Net charge-offs	87	4,915
Net chargeoff percentage (annualized)	0.01%	0.73%

OTHER DATA

	For the year ended December 31,
	2015	2014
Return on average assets	0.99%	0.60%
Return on average equity	10.08%	5.68%
Net yield on earning assets	3.26%	3.39%
Average loans to assets	87.68%	75.04%
Average loans to deposits	87.62%	90.13%
Average noninterest bearing deposits to total deposits	20.45%	16.96%
Average equity to assets	9.36%	10.21%

COMPANY CAPITAL RATIOS (1)
(Dollars in thousands)	December 31, 2015	December 31, 2014
Tier 1 leverage ratio	9.36%	8.55%
Common equity tier 1 capital ratio	11.62%	n/a
Tier 1 capital ratio	11.62%	10.27%
Total capital ratio	14.69%	15.28%
Tangible common equity	$89,748	$92,053

(1)  The December 31, 2015 capital ratios are calculated under the Basel III capital rules that became effective on January 1, 2015. Prior period capital ratios were calculated under the prompt corrective action capital rules that were in effect for those periods.

OTHER NON-GAAP MEASURES

Pre-tax pre-provision core income (1)
(Dollars in thousands)
	For the years ended December 31,
	2015		2014

Pre-tax net income	$14,819		$8,620
Provision for loan losses	(2,077)		3,000
Gain on sale of securities	(484)	466	(912)
Gain on sale of foreclosed assets	—		(19)
Bank owned life insurance gain	—		(483)
Losses on sale and writedowns of foreclosed assets, net	187		434
Foreclosed assets, net of rental income	130		219
Adjusted pre-tax pre-provision core income	$12,575		$10,859

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
The following tables reflect the components of net interest income for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$728,276	$32,525	4.47%	$675,866	$32,066	4.74%	$659,140	$32,664	4.96%
Investment securities (2)	197,427	4,134	2.09%	155,914	3,104	1.99%	103,596	2,056	1.98%
Federal funds sold	—	—	—%	—	—	—%	17,049	11	0.06%
Interest-bearing deposits with other banks	18,087	66	0.36%	21,737	78	0.36%	72,721	167	0.23%
Total earning assets	$943,790	$36,725	3.89%	$853,517	$35,248	4.13%	$852,506	$34,898	4.09%
Other assets	49,879			47,199			28,490
Total assets	$993,669			$900,716			$880,996

Liabilities
NOW accounts	$91,410	$204	0.22%	$73,256	$108	0.15%	$64,858	$152	0.23%
Money market accounts	224,640	620	0.28%	182,264	498	0.27%	158,505	459	0.29%
Savings accounts	33,815	56	0.17%	26,799	41	0.15%	23,505	47	0.20%
Time deposits	303,668	3,043	1.00%	337,068	3,792	1.12%	412,258	4,278	1.04%
Total interest bearing deposits	653,533	3,923	0.60%	619,387	4,439	0.72%	659,126	4,936	0.75%
Securities sold under agreements to repurchase	30,849	39	0.13%	29,081	30	0.10%	23,992	33	0.14%
Secured borrowings	6,662	160	2.40%	—	—	—	—	—	—%
Mortgage payable	180	13	7.22%	572	36	6.29%	779	47	6.03%
FHLB borrowings	1,686	3	0.18%	1,017	2	0.20%	—	—	—%
Subordinated debentures	22,124	1,800	8.14%	20,984	1,841	8.77%	13,340	1,190	8.92%
Total interest bearing liabilities	715,034	$5,938	0.83%	671,041	6,348	0.95%	697,237	6,206	0.89%
Noninterest bearing deposits	177,085			130,515			99,613
Other liabilities	4,157			4,794			5,361
Total liabilities	$896,276			$806,350			$802,211

Total shareholders' equity	$97,393			$94,366			$78,755

Total liabilities and equity	$993,669			$900,716			$880,966

Net interest income		$30,787			$28,900			$28,692

Interest rate spread			3.06%			3.18%			3.20%

Net interest margin			3.26%			3.39%			3.37%

The net interest income increase and margin decrease was primarily due to changes in loans. Loans booked in the past year have been at lower yields due to current competitive market conditions, which was offset by the volume of new loans booked over the past four quarters.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the years noted (dollars in thousands):

	Year Ended December 31,
	2015 compared to 2014				2014 compared to 2013
	Average Volume	Average Rate	Mix	Net Increase (Decrease)	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$2,426	$(1,825)	$(142)	$459	$830	$(1,391)	$(37)	$(598)
Investment securities	832	156	42	1,030	1,033	10	5	1,048
Federal funds sold	—	—	—	—	(11)	(10)	10	(11)
Interest bearing deposits with other banks	(12)	—	—	(12)	(118)	95	(66)	(89)
Total interest income	3,246	(1,669)	(100)	1,477	1,734	(1,296)	(88)	350

Interest expense
NOW accounts	$27	$56	$13	$96	$19	$(56)	$(7)	$(44)
Money market accounts	100	18	4	122	76	(32)	(5)	39
Savings accounts	9	5	1	15	7	(11)	(2)	(6)
Time deposits	(374)	(415)	40	(749)	(756)	330	(60)	(486)
Term borrowings	—	—	160	160	—	—	—	—
Securities sold under agreements to repurchase	2	6	1	9	7	(8)	(2)	(3)
FHLB advances	1	—	—	1	—	—	2	2
Mortgage payable	(24)	5	(4)	(23)	(12)	2	(1)	(11)
Subordinated debentures	100	(134)	(7)	(41)	682	(20)	(11)	651
Total interest expense	(159)	(459)	208	(410)	23	205	(86)	142

Change in net interest income	$3,405	$(1,210)	$(308)	$1,887	$1,711	$(1,501)	$(2)	$208
Provision for Loan Losses
The Company had a negative provision for loan losses of $2.1 million and provision for loan losses of $3.0 million for the years ended December 31, 2015 and 2014, respectively. The Company had net charge-offs of $87,000 and of $4.9 million for the years ended December 31, 2015 and 2014, respectively. Nonperforming loans decreased 78.88% from $7.0 million at December 31, 2014 to $1.5 million at December 31, 2015. The decreases in nonperforming loans is the result of management’s continued focus on improving asset quality and cleaning up the loan portfolio in addition to foreclosure activity.

Noninterest Income

The following table sets forth the components of noninterest income for the periods indicated:

	For the year ended December 31,
(Dollars in thousands)	2015	2014
Service charges on deposit accounts	$756	$677
Gain on sale of loans	—	39
Gain on foreclosed assets, net	—	19
Gain on sale of securities	484	912
Mortgage fee income	531	402
Other	726	1,244
Total noninterest income	$2,497	$3,293

Noninterest income for the year ended December 31, 2015 decreased from the same period in 2014, primarily due to a decrease in gains on sales of securities and other income items. The gains on sales of securities were higher in 2014 as a result of changes in the investment strategy that took place in the third quarter of 2014. Service charges on deposit accounts were up year-over-year, primarily due to overdraft fees charged as the result of increases in overdraft balances as compared to the same period in 2014. For the year ended December 31, 2015, the Company saw higher mortgage loan sale volumes than in 2014, and in turn, higher mortgage fee income. Other noninterest income was down as compared to the same period of 2014. There was a decrease in other noninterest income for the year ended December 31, 2015, which was primarily due to recognition of income in 2014 from income related to proceeds received from a bank owned life insurance policy in the amount of $483,000 in the second quarter of 2014.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	For the year ended December 31,
(Dollars in thousands)	2015	2014
Salaries and employee benefits	11,538	11,191
Occupancy and equipment expense	1,977	2,111
Data processing	912	959
Professional fees	1,201	1,283
Advertising and business development	853	845
Losses on sale and writedowns of foreclosed assets, net	187	434
Foreclosed assets, net of rental income	130	219
Other expense	3,744	3,531
Total noninterest expense	$20,542	$20,573

Salaries and employee benefits were slightly higher for the year ended December 31, 2015 compared to the same period in 2014. This was the result of new hires during 2015 primarily related to the lending area. Occupancy and equipment expense was down for the year ended 2015 as we continue to see cost savings resulting from the purchase of the Channahon branch building. Professional fees also remained fairly consistent for the year ended December 31, 2015, compared to the same period in 2014. Advertising and business development costs were flat as compared to the prior year. Losses on sale and writedowns of foreclosed assets, net, were down from the prior period as a result of larger writedowns on foreclosed assets taken during 2014. During the first quarter of 2014, we reversed the accrual for a contingent liability of approximately $210,000, which lowered other expense for the 2014 period. In addition, there have been some smaller increases in other expenses during the year ended December 31, 2015, such as correspondent fees and restricted stock and stock option expense for directors.

Income Taxes

The Company realized income tax expense of $5.0 million and $2.7 million for the years ended December 31, 2015 and 2014, respectively. Net deferred tax assets were $9.2 million and $14.2 million at December 31, 2015 and December 31, 2014, respectively.

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. As of December 31, 2015, the Company did not have a valuation allowance against the net deferred tax assets.

The Company had a federal net operating loss carryforward of $9.3 million and $20.3 million at December 31, 2015 and December 31, 2014, respectively, which could be used to offset future regular corporate federal income tax as of December 31, 2015 and December 31, 2014. The net operating loss carryforward expires between the December 31, 2031 and December 31, 2033, fiscal tax years. The Company had an Illinois net operating loss carryforward of $11.1 million and $22.6 million at December 31, 2015 and December 31, 2014, respectively, that could be used to offset future regular corporate state income tax, as of December 31, 2015 and December 31, 2014. This Illinois net operating loss carryforward will expire between the December 31, 2026 and December 31, 2028, fiscal tax years.

Financial Condition
Our assets totaled $1.0 billion at December 31, 2015 as compared to $924.1 million at December 31, 2014, an increase of $116.6 million, or 12.62%. Total loans at December 31, 2015 and December 31, 2014 were $772.3 million and $689.2 million, respectively, an increase of $83.1 million, or 12.06%. Total deposits were $866.0 million and $769.4 million at December 31, 2015 and December 31, 2014, respectively, an increase of $96.6 million, or 12.55%.
Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$22,082	3%	$18,700	3%	$20,745	3%	$30,494	5%	$41,946	6%
Farmland and Agricultural Production	9,989	1%	9,350	1%	8,505	1%	7,211	1%	12,761	2%
Residential 1-4 Family	135,864	18%	100,773	15%	86,770	13%	77,567	12%	86,703	13%
Multifamily	34,272	5%	24,426	4%	21,939	3%	19,149	3%	17,998	3%
Commercial Real Estate	381,098	49%	353,973	51%	344,750	53%	347,752	55%	361,883	52%
Commercial and Industrial	179,623	23%	171,452	25%	159,427	25%	140,895	22%	147,184	21%
Consumer and other	9,417	1%	10,706	1%	10,315	2%	14,361	2%	23,385	3%
Total Loans	$772,345	100%	$689,380	100%	$652,451	100%	$637,429	100%	$691,860	100%
Total loans increased by $83.1 million during the twelve months ended December 31, 2015 as a result of new loan originations. New loans originated during the twelve months ended December 31, 2015 were primarily in the commercial real estate, multifamily, commercial and industrial, and residential 1-4 family categories.

The contractual maturity distributions of our loan portfolio as of December 31, 2015 are indicated in the tables below:

	Loans Maturities December 31, 2015
(Dollars in thousands)	Within One Year	One Year to Five Years	After Five Years	Total
Construction and Land Development	$14,536	$6,213	$1,333	$22,082
Farmland and Agricultural Production	2,459	7,530	—	9,989
Residential 1-4 Family	18,104	84,410	33,350	135,864
Multifamily	3,212	29,704	1,356	34,272
Commercial Real Estate	27,647	251,807	101,644	381,098
Commercial and Industrial	79,817	87,470	12,336	179,623
Consumer and other	3,072	6,345	—	9,417
Total	$148,847	$473,479	$150,019	$772,345

December 31, 2015
(Dollars in thousands)	Due After One Year
Loans with:
Predetermined interest rates	$113,403
Floating or adjustable rates	510,095
$623,498

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

At December 31, 2015 and December 31, 2014, the allowance for loan losses was $11.7 million and $13.9 million, respectively. Over the past year, we have seen a reduction in the allowance to total loan percentage from 2.02% at December 31, 2014, to 1.52% at December 31, 2015. This decrease has been the result of the reduction in nonperforming assets and an improving net charge-off history, which is the starting point for the Company’s allowance for loan losses calculation. In addition, the allowance for loan losses to nonperforming loans increased from 198.72% at December 31, 2014, to 794.38% at December 31, 2015.

For the years ended December 31, 2015 and 2014, the Company had net charge-offs of $87,000 and $4.9 million, respectively. Overall decreases in charge-offs have been seen over the past year as a result of the continued improvement in asset quality.

Charge-offs and recoveries for each major loan category are shown in the table below:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance at beginning of period	$13,905	$15,820	$22,878	$26,991	$24,799
Charge-offs:
Construction and Land Development	—	1,186	1,295	1,762	8,397
Farmland and Agricultural Production	—	—	—	1,353	—
Residential 1-4 Family	195	264	1,192	946	1,744
Multifamily	—	—	—	—	102
Commercial Real Estate	548	2,836	8,511	8,027	4,595
Commercial and Industrial	1,106	2,321	6,229	1,452	2,005
Consumer and other	10	26	604	—	35
Total charge-offs	$1,859	$6,633	$17,831	$13,540	$16,878
Recoveries:
Construction and Land Development	71	73	1,470	605	503
Farmland and Agricultural Production	—	—	5	—	—
Residential 1-4 Family	254	32	266	84	78
Multifamily	—	—	—	—	15
Commercial Real Estate	1,235	1,292	394	1,123	863
Commercial and Industrial	202	315	627	547	162
Consumer and other	10	6	9	6	2
Total recoveries	$1,772	$1,718	$2,771	$2,365	$1,623
Net charge-offs	87	4,915	15,060	11,175	15,255
Provision for loan losses	(2,077)	3,000	8,002	7,062	17,447
Allowance for loan losses at end of period	$11,741	$13,905	$15,820	$22,878	$26,991
Selected loan quality ratios:
Net charge-offs to average loans	0.01%	0.73%	2.28%	1.70%	2.02%
Allowance to total loans	1.52%	2.02%	2.42%	3.59%	3.90%
Allowance to nonperforming loans	794.38%	198.73%	68.21%	81.88%	80.07%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment:

	At December 31,
(Dollars in thousands)	2015		2014		2013		2012		2011
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Construction and Land Development	$813	7%	$758	5%	$2,711	17%	$4,755	21%	$6,252	23
Farmland and Agricultural Production	43	—%	459	3%	427	3%	472	2	1,595	6
Residential 1-4 Family	1,370	12%	1,199	9%	1,440	9%	2,562	11	2,408	9
Multifamily	141	1%	67	1%	97	1%	209	1	313	1
Commercial Real Estate	4,892	42%	6,828	49%	7,812	49%	11,655	51	11,125	41
Commercial	4,286	37%	4,296	31%	3,183	20%	3,075	13	4,337	16
Consumer and other	196	1%	298	2%	150	1%	150	1	280	1
Unallocated	—	—	—	—	—	—	—	—	681	3
Total	$11,741	100%	$13,905	100%	$15,820	100%	$22,878	100%	$26,991	100%
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
There were approximately $1.5 million of nonperforming loans at December 31, 2015, which were down from $7.0 million at December 31, 2014.
Impaired loans were $9.8 million and $15.6 million at December 31, 2015 and December 31, 2014, respectively. Included in impaired loans at December 31, 2015 were $1.1 million in loans with valuation allowances totaling $471,000, and $8.7 million in loans without valuation allowances. Included in impaired loans at December 31, 2014 were $1.4 million in loans with valuation allowances totaling $590,000, and $14.2 million in loans without valuation allowances.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing:

	At December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans	$1,411	$6,947	$22,843	$27,941	$38,234
Accruing loans delinquent 90 days or more	67	50	351	—	—
Nonperforming loans	1,478	6,997	23,194	27,941	38,234
Troubled debt restructurings accruing interest	2,738	2,814	3,167	12,817	4,500

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2015 and December 31, 2014 were approximately $11.8 million and $4.9 million, respectively.  Management believes it has established an adequate allowance for probable loan losses, as appropriate under U.S. GAAP and applicable regulatory guidance.

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
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	December 31, 2015		December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government sponsored enterprises	$16,284	$16,409	$30,904	$30,951	$22,185	$22,277
Residential collateralized mortgage obligations	62,701	62,364	44,095	44,274	23,444	23,237
Residential mortgage backed securities	28,494	28,291	27,208	27,217	27,924	28,006
Corporate securities	—	—	—	—	29,013	29,092
State and political subdivisions	96,480	98,540	65,240	66,245	38,217	38,704
Total securities available for sale	$203,959	$205,604	$167,447	$168,687	$140,783	$141,316
Available for sale securities increased $36.9 million to $205.6 million at December 31, 2015 from $168.7 million at December 31, 2014, as the Company continued to invest its excess cash, generated as a result of core deposit growth, in investment securities during 2015 in order to generate additional interest income.
Securities with a fair value of $82.2 million and $40.5 million were pledged as collateral on public funds, securities sold under agreements or for other purposes as required or permitted by law, as of December 31, 2015 and December 31, 2014, respectively. The increase in pledged securities is a result of increases in public funds deposits, in addition to securities sold under agreements to repurchase.
The amortized cost of debt securities available for sale as of December 31, 2015, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore these securities are segregated in the following maturity summary.

	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Government sponsored enterprises	$—	—%	$6,043	1.60%	$10,241	1.95%	$—	—%	$—
Residential collateralized mortgage obligations and residential mortgage backed securities	—	—%	—	—%	—	—%	—	—%	91,195
State and political subdivisions	4,216	2.00%	19,367	2.08%	35,546	2.43%	37,351	2.93%	—
	$4,216	2.00%	$25,410	1.97%	$45,787	2.32%	$37,351	2.93%	$91,195
No tax-equivalent yield adjustments were made as the effect thereof was not material.
Deposits

Deposits, which include noninterest-bearing demand deposits, NOW and money market accounts, savings deposits and time deposits, are the primary source of the Bank’s funds. The Bank offers a variety of products designed to attract and retain customers, with a primary focus on building and expanding relationships. The Bank continues to focus on establishing comprehensive relationships with business borrowers, seeking deposit as well as lending relationships.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$196,063	22.64%	$158,329	20.58%
NOW and money market accounts	336,197	38.82%	269,977	35.09%
Savings	36,207	4.18%	30,211	3.93%
Time deposit certificates of $250,000 or more	69,961	8.08%	50,682	6.59%
Time deposit certificates, $100,000 to $250,000	127,091	14.68%	145,506	18.91%
Other time deposit certificates	100,472	11.60%	114,705	14.90%
Total	$865,991	100.00%	$769,410	100.00%

Total deposits increased $96.6 million to $866.0 million at December 31, 2015, from $769.4 million at December 31, 2014. The increase was primarily related to the increase in noninterest bearing demand deposits and NOW and money market accounts, which helped to improve the Bank’s core deposits and lower the Company’s overall cost of funds. Moreover, in 2015, there were increases in brokered deposits in response to funding needs to support the current year’s loan growth.

The composition of brokered deposits included in deposits was as follows (in thousands):

	December 31, 2015	December 31, 2014
NOW and money market accounts	$35,271	$—
Time deposit certificates	11,874	9,145
	$47,145	$9,145

The following table sets forth our time deposits segmented by months to maturity and deposit amount (dollars in thousands):

	December 31, 2015
	Time Deposits $250 and Greater	Time Deposits of $100 - $250	Time Deposits of Less than $100	Total
Months to maturity:
Three or less	$18,927	$19,945	$16,427	$55,299
Over Three to Six	7,573	17,279	12,364	37,216
Over Six to Twelve	20,102	37,657	27,464	85,223
Over Twelve	23,358	52,210	44,218	119,786
Total	$69,960	$127,091	$100,473	$297,524
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

Off-Balance Sheet Arrangements
Refer to Note 11 of our Consolidated Financial Statements for a description of off-balance sheet arrangements.

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	December 31,
	2015	2014	2013
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$30,849	$29,081	$23,992
Outstanding at end of period	25,069	29,059	24,896
Maximum month-end outstanding	37,474	32,668	32,431
Rate:
Weighted average interest rate during the year	0.15%	0.10%	0.14%
Weighted average interest rate at end of the period	0.16%	0.10%	0.11%

FHLB borrowings:
Balance:
Average daily outstanding	$1,686	$1,017	$330
Outstanding at end of period	16,000	—	—
Maximum month-end outstanding	16,000	5,000	—
Rate:
Weighted average interest rate during the year	0.18%	0.13%	0.15%
Weighted average interest rate at end of the period	0.24%	—%	—%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies. As of December 31, 2015, the Bank was permitted to pay dividends due to having retained earnings of $2.8 million, compared to an accumulated deficit in recent periods, including an accumulated deficit of $7.0 million at December 31, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity, Tier 1 capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, each as defined in the applicable regulations. Management believes, as of December 31, 2015 and

December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 12 to our Consolidated Financial Statements for more information.
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
The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There were no uncertain tax positions as of December 31, 2015 and December 31, 2014.

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
December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
First Community Financial Partner, Inc.
Joliet, Illinois

We have audited the accompanying consolidated balance sheets of First Community Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. First Community Financial Partners, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Financial Partners, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CliftonLarsonAllen LLP
Oak Brook, Illinois
March 11, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets	December 31,
	2015	2014
Assets	(in thousands, except per share data)
Cash and due from banks	$10,699	$13,329
Interest-bearing deposits in banks	7,406	19,667
Securities available for sale	205,604	168,687
Non-marketable equity securities	1,367	1,367
Mortgage loans held for sale	400	738
Loans, net of allowance for loan losses of $11,741 in 2015; $13,905 in 2014	760,578	675,288
Premises and equipment, net	18,529	19,369
Foreclosed assets	5,487	2,530
Cash surrender value of life insurance	16,561	4,323
Deferred tax asset, net	9,191	14,233
Accrued interest receivable and other assets	4,830	4,544
Total assets	$1,040,652	$924,075

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$196,063	$158,329
Interest bearing	669,928	611,081
Total deposits	865,991	769,410
Other borrowed funds	53,015	29,529
Subordinated debt	15,300	29,133
Accrued interest payable and other liabilities	3,305	3,950
Total liabilities	937,611	832,022

Concentrations, Commitments and Contingencies (Note 11)

First Community Financial Partners, Inc. Shareholders’ Equity
Common stock, $1.00 par value; 60,000,000 shares authorized; 17,026,941 issued and outstanding at December 31, 2015 and 16,668,002 issued and outstanding at December 31, 2014	17,027	16,668
Additional paid-in capital	82,211	81,648
Retained earnings (accumulated deficit)	2,800	(7,019)
Accumulated other comprehensive income	1,003	756
Total shareholders' equity	103,041	92,053
Total liabilities and shareholders' equity	$1,040,652	$924,075

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Years Ended December 31,
	2015	2014
Interest income:	(in thousands, except share data)
Loans, including fees	$32,525	$32,066
Securities	4,134	3,104
Federal funds sold and other	66	78
Total interest income	36,725	35,248
Interest expense:
Deposits	3,923	4,439
Federal funds purchased and other borrowed funds	215	68
Subordinated debt	1,800	1,841
Total interest expense	5,938	6,348
Net interest income	30,787	28,900
Provision for loan losses	(2,077)	3,000
Net interest income after provision for loan losses	32,864	25,900
Noninterest income:
Service charges on deposit accounts	756	677
Gain on sale of loans	—	39
Gain on sale of securities	484	912
Gain on foreclosed assets, net	—	19
Mortgage fee income	531	402
Other	726	1,244
	2,497	3,293
Noninterest expenses:
Salaries and employee benefits	11,538	11,191
Occupancy and equipment expense	1,977	2,111
Data processing	912	959
Professional fees	1,201	1,283
Advertising and business development	853	845
Losses on sale and writedowns of foreclosed assets, net	187	434
Foreclosed assets expenses, net of rental income	130	219
Other expense	3,744	3,531
	20,542	20,573
Income before income taxes	14,819	8,620
Income taxes	5,000	2,737
Net income attributable to First Community Financial Partners	9,819	5,883
Dividends and accretion on preferred shares	—	(526)
Gain on redemption of preferred shares	—	5
Net income applicable to common shareholders	$9,819	$5,362

Common share data
Basic earnings per common share	$0.58	$0.32
Diluted earnings per common share	0.57	0.32

Weighted average common shares outstanding for basic earnings per common share	16,939,010	16,515,489
Weighted average common shares outstanding for diluted earnings per common share	17,085,752	16,741,215

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2015	2014
	(in thousands)
Net income	$9,819	$5,883

Unrealized holding gains on investment securities	889	1,619
Reclassification adjustments for gains included in net income	(484)	(912)
Tax effect of realized and unrealized gains and losses on investment securities	(158)	(276)
Other comprehensive income, net of tax	247	431

Comprehensive income	$10,066	$6,314

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2015 and 2014

	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Retained earnings (accumulated deficit)	Accumulated Other Comprehensive Income	Total

	(in thousands, except share data)
Balance, December 31, 2013	$5,176	$892	$16,334	$81,241	$(12,381)	$325	$91,587
Net income	—	—	—	—	5,883	—	5,883
Other comprehensive income, net of tax	—	—	—	—	—	431	431
Repurchase of preferred shares	(5,176)	(1,093)	—	—	5	—	(6,264)
Discount accretion on preferred shares	—	201	—	—	(201)	—	—
Dividends on preferred shares	—	—	—	—	(325)	—	(325)
Issuance of 334,420 shares of common stock for restricted stock awards and amortization	—	—	334	(421)	—	—	(87)
Stock based compensation expense	—	—	—	828	—	—	828
Balance, December 31, 2014	—	—	16,668	81,648	(7,019)	756	92,053
Net income	—	—	—	—	9,819	—	9,819
Other comprehensive income, net of tax	—	—	—	—	—	247	247
Issuance of 306,189 shares of common stock for restricted stock awards and amortization	—	—	306	(310)	—	—	(4)
Issuance of 52,750 shares of common stock for exercise of warrants	—	—	53	178	—	—	231
Reclass of warrants upon redemption of subordinated debt, net of amortization	—	—	—	(214)	—	—	(214)
Stock based compensation expense	—	—	—	909	—	—	909
Balance, December 31, 2015	$—	$—	$17,027	$82,211	$2,800	$1,003	$103,041

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	December 31,
	2015	2014
	(in thousands)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$9,819	$5,883
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	1,929	737
Provision for loan losses	(2,077)	3,000
Gain on sale of foreclosed assets, net	(13)	(2)
Writedown of foreclosed assets	200	417
Net accretion (amortization) of deferred loan fees	87	(75)
Warrant accretion	6	28
Depreciation and amortization of premises and equipment	1,293	1,250
Realized gains on sales of available for sale securities, net	(484)	(912)
Proceeds from life insurance	—	412
Increase in cash surrender value of life insurance	(12,238)	(222)
Deferred income taxes	4,884	2,273
Proceeds from sale of loans	—	9,446
Gain on sale of loans	—	(39)
Net increase in mortgage loans held for sale	338	(738)
Net decrease in loans held for sale	—	2,619
Increase in accrued interest receivable and other assets	(286)	(378)
Decrease in accrued interest payable and other liabilities	(411)	(1,858)
Restricted stock compensation expense	838	828
Stock option compensation expense	71	—
Net cash provided by operating activities	3,956	22,669
Cash Flows From Investing Activities
Net change in interest bearing deposits in banks	12,261	9,625
Activity in available for sale securities:
Purchases	(88,757)	(126,494)
Maturities, prepayments and calls	20,350	28,408
Sales	30,450	71,597
Purchases of non-marketable equity securities	—	(400)
Net increase in loans	(86,591)	(51,405)
Purchases of premises and equipment	(453)	(4,239)
Proceeds from sale of foreclosed assets	147	1,567
Net cash used in investing activities	(112,593)	(71,341)
Cash Flows From Financing Activities
Net increase in deposits	96,581	44,009
Cash paid on redemption of subordinated debt	(14,060)	—
Net increase in other borrowings	23,486	3,966
Proceeds from issuance of subordinated debt	—	9,800
Dividends paid on preferred shares	—	(325)
Repurchase of preferred shares	—	(6,264)
Net cash provided by financing activities	106,007	51,186
Net change in cash and due from banks	(2,630)	2,514
Cash and due from banks:
Beginning	13,329	10,815
Ending	$10,699	$13,329

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$6,421	$6,428
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	3,291	96

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

Foreclosed assets: Assets acquired through loan foreclosure or other proceedings are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, foreclosed assets are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized losses on sales are included in noninterest expense, while realized gains on sales are included in noninterest income.  Operating results from foreclosed assets are recorded in noninterest expense.

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

The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There are no uncertain tax positions as of December 31, 2015 and 2014.

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

The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2012.

Stock compensation plans: The Company recognizes compensation cost relating to share-based payment transactions (stock options and restricted stock units) in the consolidated financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued.

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

	Years Ended December 31,
	2015	2014

Undistributed earnings allocated to common stock	$9,819	$5,883
Less: preferred stock dividends and discount accretion	—	(526)
Redemption of preferred shares	—	5
Net income allocated to common stock	$9,819	$5,362

Weighted average shares outstanding for basic earnings per common share	16,939,010	16,515,489
Dilutive effect of stock-based compensation and warrants	146,742	225,726
Weighted average shares outstanding for diluted earnings per common share	17,085,752	16,741,215

Basic income per common share	$0.58	$0.32
Diluted income per common share	0.57	0.32

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

Management anticipates that the Company will no longer be considered an emerging growth company, and thus will no longer be eligible to use this extended transition period, after the fiscal year ending December 31, 2018.

Note 2.	Securities Available for Sale
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

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$16,284	$125	$—	$16,409
Residential collateralized mortgage obligations	62,701	138	475	62,364
Residential mortgage backed securities	28,494	65	268	28,291
State and political subdivisions	96,480	2,178	118	98,540
	$203,959	$2,506	$861	$205,604
December 31, 2014
Government sponsored enterprises	$30,904	$83	$36	$30,951
Residential collateralized mortgage obligations	44,095	241	62	44,274
Residential mortgage backed securities	27,208	137	128	27,217
State and political subdivisions	65,240	1,096	91	66,245
	$167,447	$1,557	$317	$168,687

Securities with a fair value of $82.2 million and $40.5 million were pledged as collateral on public funds, securities sold under agreements to repurchase or for other purposes as required or permitted by law as of December 31, 2015 and December 31, 2014, respectively.

The amortized cost and fair value of debt securities available for sale as of December 31, 2015, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$4,216	$4,244
Over 1 year through 5 years	25,410	25,729
Over 5 years through 10 years	45,787	46,421
Over 10 years	37,351	38,555
Residential collateralized mortgage obligations and mortgage backed securities	91,195	90,655
	$203,959	$205,604

Gains on the sales of securities were $484,000 and $912,000 during the twelve months ended December 31, 2015 and 2014, respectively.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believed were other-than-temporarily impaired, at December 31, 2015 and December 31, 2014.

The unrealized losses in the portfolio at December 31, 2015 resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to sell and does not believe it will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 3.	Loans

A summary of the balances of loans follows (in thousands):

	December 31, 2015	December 31, 2014
Construction and Land Development	$22,082	$18,700
Farmland and Agricultural Production	9,989	9,350
Residential 1-4 Family	135,864	100,773
Multifamily	34,272	24,426
Commercial Real Estate	381,098	353,973
Commercial and Industrial	179,623	171,452
Consumer and other	9,417	10,706
	772,345	689,380
Net deferred loan fees	(26)	(187)
Allowance for loan losses	(11,741)	(13,905)
	$760,578	$675,288

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2015 and December 31, 2014 (in thousands):

December 31, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$21,885	$—	$197	—	$22,082	$—	$22,082
Farmland and Agricultural Production	9,989	—	—	—	9,989	—	9,989
Residential 1-4 Family	135,632	182	—	—	135,814	50	135,864
Multifamily	34,272	—	—	—	34,272	—	34,272
Commercial Real Estate
Retail	95,570	—	—	—	95,570	—	95,570
Office	55,151	—	—	—	55,151	—	55,151
Industrial and Warehouse	65,536	—	—	—	65,536	—	65,536
Health Care	29,985	—	—	—	29,985	—	29,985
Other	134,762	—	—	—	134,762	94	134,856
Commercial and Industrial	178,289	—	—	67	178,356	1,267	179,623
Consumer and other	9,417	—	—	—	9,417	—	9,417
Total	$770,488	$182	$197	67	$770,934	$1,411	$772,345

December 31, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$18,619	$—	$81	$—	$18,700	$—	$18,700
Farmland and Agricultural Production	9,350	—	—	—	9,350	—	9,350
Residential 1-4 Family	100,285	—	109	—	100,394	379	100,773
Multifamily	24,426	—	—	—	24,426	—	24,426
Commercial Real Estate
Retail	91,725	—	—	—	91,725	—	91,725
Office	44,255	—	—	—	44,255	—	44,255
Industrial and Warehouse	57,410	—	—	—	57,410	1,907	59,317
Health Care	26,974	—	—	—	26,974	—	26,974
Other	128,940	—	—	—	128,940	2,762	131,702
Commercial and Industrial	169,395	—	118	50	169,563	1,889	171,452
Consumer and other	10,695	1	—	—	10,696	10	10,706
Total	$682,074	$1	$308	$50	$682,433	$6,947	$689,380

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. There was no balance to report at December 31, 2015 and December 31, 2014.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of December 31, 2015 and December 31, 2014 (in thousands):

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$19,450	$2,632	$—	$—	$22,082
Farmland and Agricultural Production	9,989	—	—	—	9,989
Multifamily	33,598	674	—	—	34,272
Commercial Real Estate
Retail	87,665	—	7,905	—	95,570
Office	55,151	—	—	—	55,151
Industrial and Warehouse	64,699	837	—	—	65,536
Health Care	29,985	—	—	—	29,985
Other	128,988	2,664	3,192	12	134,856
Commercial and Industrial	173,324	4,714	355	1,230	179,623
Total	$602,849	$11,521	$11,452	$1,242	$627,064

December 31, 2015	Performing	Non-performing*	Total
Residential 1-4 Family	$135,814	$50	$135,864
Consumer and other	9,417	—	9,417
Total	$145,231	$50	$145,281

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$14,900	$3,800	$—	—	$18,700
Farmland and Agricultural Production	9,350	—	—	—	9,350
Multifamily	24,426	—	—	—	24,426
Commercial Real Estate
Retail	78,258	13,467	—	—	91,725
Office	44,255	—	—	—	44,255
Industrial and Warehouse	56,316	1,094	—	1,907	59,317
Health Care	26,974	—	—	—	26,974
Other	121,526	4,185	3,329	2,662	131,702
Commercial and Industrial	159,648	8,706	2,116	982	171,452
Total	$535,653	$31,252	$5,445	5,551	$577,901

December 31, 2014	Performing	Non-performing*	Total
Residential 1-4 Family	$100,394	$379	$100,773
Consumer and other	10,696	10	10,706
Total	$111,090	$389	$111,479

* Non-performing loans include those on non-accrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the twelve months ended December 31, 2015 and 2014 (in thousands):

December 31, 2015	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$758	$459	$1,199	$67	$6,828	$4,296	$298	$13,905
Provision for loan losses	(16)	(416)	112	74	(2,623)	894	(102)	(2,077)
Loans charged-off	—	—	(195)	—	(548)	(1,106)	(10)	(1,859)
Recoveries of loans previously charged-off	71	—	254	—	1,235	202	10	1,772
Ending balance	$813	$43	$1,370	$141	$4,892	$4,286	$196	$11,741

December 31, 2014
Allowance for loan losses:
Beginning balance	$2,711	$427	$1,440	$97	$7,812	$3,183	$150	$15,820
Provision for loan losses	(840)	32	(9)	(30)	560	3,119	168	3,000
Loans charged-off	(1,186)	—	(264)	—	(2,836)	(2,321)	(26)	(6,633)
Recoveries of loans previously charged-off	73	—	32	—	1,292	315	6	1,718
Ending balance	$758	$459	$1,199	$67	$6,828	$4,296	$298	$13,905

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of December 31, 2015 and December 31, 2014 (in thousands):

December 31, 2015	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$30	$—	$—	$441	$—	$471
Collectively evaluated for impairment	813	43	1,340	141	4,892	3,845	196	11,270
Ending balance	$813	$43	$1,370	$141	$4,892	$4,286	$196	$11,741
Loans:
Individually evaluated for impairment	$—	$—	$1,661	$—	$4,381	$3,777	$—	$9,819
Collectively evaluated for impairment	22,082	9,989	134,203	34,272	376,717	175,846	9,417	762,526
Ending balance	$22,082	$9,989	$135,864	$34,272	$381,098	$179,623	$9,417	$772,345

December 31, 2014
Period-ended amount allocated to:
Individually evaluated for impairment	$—	—	$29	$—	$—	$561	$—	$590
Collectively evaluated for impairment	758	459	1,170	67	6,828	3,735	298	13,315
Ending balance	$758	$459	$1,199	$67	$6,828	$4,296	$298	$13,905
Loans:
Individually evaluated for impairment	$—	—	$2,020	$—	$9,084	$4,495	$11	$15,610
Collectively evaluated for impairment	18,700	9,350	98,753	24,426	344,889	166,957	10,695	673,770
Ending balance	$18,700	$9,350	$100,773	$24,426	$353,973	$171,452	$10,706	$689,380

The following tables present additional detail regarding impaired loans, segregated by class, as of and for the twelve months ended December 31, 2015 and year ended December 31, 2014 (dollars in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,232	1,193	—	1,280	61
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—
Office	494	494	—	502	26
Industrial and Warehouse	—	—	—	1,441	—
Health Care	—	—	—	—	—
Other	3,952	3,887	—	5,015	127
Commercial and Industrial	3,331	3,131	—	3,640	130
Consumer and other	—	—	—	4	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	468	468	30	473	23
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	64	—
Commercial and Industrial	1,109	646	441	491	—
Consumer and other	—	—	—	—	—
Total	$10,586	$9,819	$471	$12,910	$367

December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,732	1,543	—	1,298	63
Multifamily	—	—	—	119	—
Commercial Real Estate
Retail	—	—	—	707	—
Office	511	510	—	779	25
Industrial and Warehouse	1,994	1,907	—	1,550	—
Health Care	—	—	—	—
Other	9,658	6,667	—	6,126	144
Commercial and Industrial	3,733	3,534	—	4,147	183
Consumer and other	20	11	—	14	—
With an allowance recorded:
Construction and Land Development	—	—	—	887	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	477	477	29	637	31
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	1,907	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	1,084	—
Commercial and Industrial	1,312	961	561	453	—
Consumer and other	—	—	—	—	—
Total	$19,437	$15,610	$590	$19,708	$446

During the year ended December 31, 2015, there were no troubled debt restructurings added. During the year ended December 31, 2014, there were six loans totaling $3.7 million in troubled debt restructurings added, five of which were the result of the payment of real estate taxes by the Bank on the behalf of the customer and the sixth was the result of a payment concession.

Troubled debt restructurings that were accruing were $2.7 million and $2.8 million as of December 31, 2015 and 2014, respectively. Troubled debt restructurings that were non-accruing were $94,000 and $2.8 million as of December 31, 2015 and December 31, 2014.

The following presents a rollfoward activity of troubled debt restructurings (in thousands, except number of loans):

	Years ended December 31,
	2015		2014
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
Balance, beginning	$5,621	10	$8,274	$11
Additions to troubled debt restructurings	—	—	3,711	6
Removal of troubled debt restructurings	(309)	(1)	—	—
Charge-off related to troubled debt restructurings	—	—	(780)	—
Transfers to other real estate owned	(1,486)	(1)	(30)	—
Repayments and other reductions	(994)	(2)	(5,554)	(7)
Balance, ending	$2,832	6	$5,621	10

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

	Years ended December 31,
	2015	2014
Balance, beginning	$35,583	$30,896
New loans	5,313	9,677
Repayments and other reductions	(1,720)	(3,117)
Transfer from related party status	—	(1,873)
Balance, ending	$39,176	$35,583

No loans to executive officers, directors, and their affiliates were past due greater than 90 days at December 31, 2015 or 2014.

Note 4.	Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2015	2014

Land	$4,226	$4,226
Building and building improvements	18,044	17,793
Furniture and equipment	4,238	4,036
	26,508	26,055
Less: accumulated depreciation	7,979	6,686
	$18,529	$19,369

Depreciation and amortization expense was $1.3 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively.

Rent expense for banking facilities was $169,000 and $301,000 for the years ended December 31, 2015 and 2014, respectively.

The Company leases office space for one of its branches as well as additional back office space. The future minimum annual rental commitments for the noncancelable leases of these spaces are as follows (in thousands):

2016	103
2017	103
2018	103
2019	103
2020	103
Thereafter	588
$1,103

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes. Certain leases also provide for increased rental payments up to 3%.

During 2014, pursuant to its lease agreement with MCM Building LLC, the lessor, dated December 1, 2010, FCB Joliet, and the Bank as successor to FCB Joliet, made lease payments to MCM Building LLC in an aggregate amount of approximately $59,000 in 2014 with respect to FCB Joliet’s branch located at 25407 South Bell Road, Channahon, Illinois 60410. In 2013,

MCM Building LLC was owned (i) 70% by Roger A. D’Orazio, a First Community director until his resignation in July 2014, (ii) 10% by Rex Easton, a First Community director, (iii) 10% by Terry D’Orazio, the brother of Roger A. D’Orazio, and (iv) 10% by Keith Rezin, a director of the Bank. In March 2014, the Company purchased this building from MCM Building LLC for $3.3 million.

Note 5.	Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. An analysis of the foreclosed assets and the related provision for losses is as follows (in thousands):

	Years ended December 31,
	2015	2014

Beginning Balance	$2,530	$4,416
Transfers of loans	3,291	96
Writedown to realizable value	(200)	(417)
Gain (loss) on sale of foreclosed assets	13	2
Proceeds on sale	(147)	(1,567)
Ending Balance	$5,487	$2,530

Expenses applicable to foreclosed assets include the following:

	Years ended December 31,
	2015	2014

Writedown to realizable value	$200	$417
Operating expenses, net of rental income	130	219
	$330	$636

Note 6.	Deposits

The composition of interest-bearing deposits was as follows (in thousands):

	December 31, 2015	December 31, 2014
NOW and money market accounts	$336,197	$269,977
Savings	36,207	30,211
Time deposit certificates of $250,000 or more	69,961	50,682
Time deposit certificates of $100,000 to $250,000	127,091	145,506
Other time deposit certificates	100,472	114,705
	$669,928	$611,081

The composition of brokered deposits included in deposits was as follows (in thousands):

	December 31, 2015	December 31, 2014
NOW and money market accounts	$35,271	$—
Time deposit certificates	11,874	9,145
	$47,145	$9,145

At December 31, 2015, maturities of certificates of deposit are summarized as follows (in thousands):

2016	$177,739
2017	72,289
2018	30,442
2019	14,497
2020	2,557
$297,524

Deposits from related parties held by the Bank at December 31, 2015 and 2014 amounted to approximately $34.3 million and $38.5 million, respectively.

Note 7.	Subordinated Debt
The following table summarizes subordinated debt outstanding at December 31, 2015 and 2014 (dollars in thousands):

Date of issuance	Call date	Maturity Date	Interest rate	2015	2014

May 8, 2009	May 8, 2014	May 8, 2019	8.000%	$—	$4,060
March 12, 2013	March 12, 2015	March 12, 2023	9.000%	—	9,773
September 30, 2013	September 30, 2018	September 30, 2021	8.625%	5,500	5,500
October 31, 2014	October 31, 2019	October 31, 2022	7.00%	9,800	9,800
Total subordinated debt				$15,300	$29,133
In May 2009, the Company completed a private placement offering to individual accredited investors of $4.1 million of 8% Series A non-cumulative convertible preferred stock (the “Series A Preferred Stock”) with a purchase price and liquidation preference of $1,000 per share. The Series A Preferred Stock was convertible to common stock at $10.00 per share on or after five years. On July 9, 2009, each share of Series A Preferred Stock was, automatically and without any action on the part of the holder thereof, exchanged for Company subordinated notes in the same face amount as the shares for which they were exchanged. The holders of the notes were entitled to interest at 8.0% payable annually, and the notes were scheduled to mature on the tenth anniversary from the date of issuance. The notes were redeemable by the Company on or after five years of the date of issuance, in whole or in part. The notes were convertible to common stock at $10.00 per share on or after five years. On June 30, 2015 this issuance was refinanced with the secured borrowings discussed in Note 8.

On March 12, 2013, the Company completed a private placement offering of $10.0 million of subordinated indebtedness coupled with warrants to purchase in the aggregate 250,000 shares of Company common stock at a price of $4.00 per share. These securities were offered in denominations of $10,000 per note evidencing the subordinated indebtedness along with a warrant to purchase 250 shares of Company common stock at $4.00 per share. The subordinated indebtedness bears interest at an annual rate of 9.0% and was scheduled to mature on the tenth anniversary from the date of issuance. Interest on the subordinated indebtedness was accrued from the date of issuance and is payable semi-annually, in arrears. The warrants will remain outstanding following any such redemption of the subordinated indebtedness, and will have a term of ten years from the date of issuance, whereafter they will expire. The notes were redeemable by the Company on or after two years from the date of issuance, in whole or in part, at a price equal to 100% of the outstanding principal amount of such note redeemed. Proceeds from the private placement were allocated to the two instruments based on the relative fair values of the subordinated indebtedness without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants was approximately $277,000 and was accounted for as paid-in capital at estimated fair value. The remainder of the discount was allocated to the subordinated indebtedness as part of the transaction. The discount will be accreted over the term of the warrants using the interest method. The outstanding balance net of the associated discount was $9.8 million and $9.7 million at December 31, 2014 and 2013, respectively. On June 30, 2015 this issuance was refinanced with the secured borrowings discussed in Note 8.
On September 30, 2013, the Company completed a private placement offering of $5.5 million of subordinated indebtedness. These securities were offered in denominations of $1,000 per note. The subordinated notes will mature on the eighth anniversary of the issuance of the notes. The Company will have the option to redeem the notes in whole or part, upon the occurrence of certain events affecting the regulatory capital or tax treatment of the notes prior to the fifth anniversary of the issuance. The holders of the notes are entitled to interest at 8.625% payable quarterly, in arrears. On or after the fifth anniversary of the effective date of the subordinated notes, the Company may redeem the notes, in whole or in part. The outstanding balance was $5.5 million at December 31, 2015 and 2014.
On October 31, 2014, the Company completed a private placement offering of $9.8 million of subordinated indebtedness. These securities were offered in denominations of $10,000 per note. The subordinated notes will mature on the eighth anniversary of the issuance of the notes. The Company will have the option to redeem the notes in whole or part, upon the occurrence of certain events affecting the regulatory capital or tax treatment of the notes prior to the fifth anniversary of the issuance. The holders of the notes are entitled to interest at 7.0% payable semi-annually, in arrears. On or after the fifth anniversary of the effective date of the subordinated notes, the Company may redeem the notes, in whole or in part. The outstanding balance was $9.8 million at December 31, 2015 and 2014.
Approximately $2.8 million of the Company’s subordinated debt is held by related parties.

Note 8.	Other Borrowed Funds

The composition of other borrowed funds was as follows (in thousands):

	December 31, 2015	December 31, 2014
Securities sold under agreements to repurchase	$25,069	$29,059
Federal Home Loan Bank Advances
Maturity dates, fixed interest rate
Matures January 6, 2016, 0.28%	11,000	—
Matures January 4, 2016, 0.16%	5,000	—
Secured borrowings	11,946	—
Mortgage note payable	—	470
	$53,015	$29,529

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

Information pertaining to securities sold under agreements to repurchase as of December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
Sweep repurchase agreements	$25,069	$29,059
Weighted average rate	0.16%	0.10%
Securities underlying the agreements:
Carrying value	$40,101	$30,787
Fair value	$39,949	$31,042

The securities underlying the agreements as of December 31, 2015 and 2014 were under the Company’s control in safekeeping at third-party financial institutions. The sweep agreements generally mature within one day from the transaction date.

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, commercial real estate loans, first mortgage loans, and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago (“FHLB”).  The Bank had $338.0 million and $267.2 million of loans pledged as collateral for FHLB advances as of December 31, 2015 and December 31, 2014, respectively. There were $16 million and $0 in advances outstanding at December 31, 2015 and December 31, 2014, respectively. All FHLB advances were repaid upon maturity in January 2016.

On June 29, 2015, the Company entered into a credit facility with an unaffiliated bank for two credit facilities (secured borrowings). The credit facilities include a $4.0 million revolving line of credit, which had a balance of $1.9 million at December 31, 2015 and a $10.1 million term loan.  The revolving line matures in 2020 and the term loan matures in 2021. The credit facilities have an annual interest rate of 2.25% plus LIBOR, which was 2.4% at December 31, 2015.  The credit facilities are collateralized by the stock of the Company’s wholly-owned subsidiary, the Bank.  These funds were used to repay the subordinated debt as discussed in Note 7.
The mortgage note payable was related to the purchase of a building in Burr Ridge, Illinois, the Bank, as successor in interest to Burr Ridge Bank and Trust, was the obligor to a $1.0 million mortgage note signed on February 28, 2012. During the second quarter of 2015, the remaining balance of this obligation was repaid in full.

The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $100.1 million and $99.8 million of loans pledged as collateral under these agreements as of December 31, 2015 and December 31, 2014, respectively. There were no borrowings outstanding at December 31, 2015 and December 31, 2014.

Note 9.	Income Taxes

Income tax expense recognized is as follows (in thousands):

	For years ended December 31,
	2015	2014
Current	$116	$464
Deferred	4,884	2,273
	$5,000	$2,737

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	For years ended December 31,
	2015	2014
Federal income tax at statutory rate	$5,187	$3,017
Increase (decrease) due to:
Federal tax exempt	(606)	(331)
State income tax, net of federal benefit	758	541
Benefit of income taxed at lower rate	(148)	(86)
Tax exempt income	(29)	(25)
Cash surrender value of life insurance	(81)	(186)
Other	(81)	(193)
	$5,000	$2,737

Deferred tax assets and liabilities consist of (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$4,169	$4,836
Merger expenses	140	156
Organization expenses	226	262
Net operating losses	3,774	8,320
Contribution carryforward	5	38
Non-qualified stock options	644	860
Foreclosed assets	315	291
Tax credits	334	374
Other	135	76
	9,742	15,213
Deferred tax liabilities:
Depreciation	(186)	(334)
Unrealized gains on securities available for sale	(642)	(484)
Other	277	(162)
	(551)	(980)
Net deferred tax asset	$9,191	$14,233

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. As of December 31, 2015, the Company did not have a valuation allowance against the net deferred tax assets.

The Company had a federal net operating loss carryforward of $9.3 million and $20.3 million at December 31, 2015 and December 31, 2014, respectively, which could be used to offset future regular corporate federal income tax as of December 31, 2015 and December 31, 2014. The net operating loss carryforward expires between the December 31, 2031 and December 31, 2033, fiscal tax years. The Company had an Illinois net operating loss carryforward of $11.1 million and $22.6 million at December 31, 2015 and December 31, 2014, respectively, that could be used to offset future regular corporate state income tax, as of December 31, 2015 and December 31, 2014. This Illinois net operating loss carryforward will expire between the December 31, 2026 and December 31, 2028, fiscal tax years.

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

On August 15, 2013, the Company adopted the First Community Financial Partners, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”). The 2013 Equity Incentive Plan allows for the granting of awards including stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and cash incentive awards. This plan was amended in December 2014 to increase the number of shares authorized for delivery by 900,000 shares. As a result, under this plan, 1,000,000 shares of Company common stock have been reserved for the granting of awards.

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	December 31, 2015			December 31, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,089,404	$7.00	$—	1,091,204	$7.00	$—
Granted	217,500	5.20	444	—	—
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Expired	—	—	—	—	—
Forfeited	(1,400)	8.25	—	(1,800)	8.86

Outstanding at end of period	1,305,504	$6.69	$1,308	1,089,404	$7.00	$—

Exercisable at end of period	1,088,004	$6.99	$864	1,089,404	$7.00	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on December 31, 2015. There was $1,308,000 and $0 in intrinsic value of the stock options outstanding at December 31, 2015 and December 31, 2014. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $71,000 and $0 of compensation expense related to the stock options for the twelve months ended December 31, 2015 and 2014. At December 31, 2015, there was $163,000 in compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at December 31, 2015 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable
$5.00	364,376	3.54	364,376
$5.20	217,500	9.01	—
$5.53	6,000	4.34	6,000
$6.25	30,600	3.92	30,600
$6.38	10,000	0.30	10,000
$7.50	433,500	1.57	433,500
$8.00	4,000	3.71	4,000
$9.25	239,528	2.38	239,528
	1,305,504		1,088,004

No options vested during the year ended December 31, 2015.

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

In January 2015, restricted stock units were issued with certain performance conditions for a minimum of 33,600 shares, and up to a maximum of 170,549 shares. These performance conditions were expected to be met by the end of 2015 and the expense related to these awards was recognized over the year.

The Company recognized compensation expense of $731,000 and $828,000, respectively, for the twelve months ended December 31, 2015 and 2014, related to the 2008 Equity Incentive Plan and the 2013 Equity Incentive Plan. Total unrecognized compensation expense related to restricted stock grants was approximately $102,000 as of December 31, 2015.

The following is a summary of nonvested restricted stock units:

	December 31, 2015		December 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	212,020	$3.95	538,261	$3.43
Granted	151,059	5.24	129,000	4.45
Vested	(338,079)	4.44	(453,160)	3.48
Canceled	—	—	—	—
Forfeited	—	—	(2,081)	3.97
Nonvested shares, end of period	25,000	$5.14	212,020	$3.95

Note 11.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	December 31, 2015	December 31, 2014
Commitments to extend credit	$179,517	$132,693
Standby letters of credit	10,353	10,169
Performance letters of credit	1,088	440
	$190,958	$143,302

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

As of December 31, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity tier 1 capital, and Tier 1 leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new common equity tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital.  A number of instruments that generally qualified as Tier 1 capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Company made this one time election in the first quarter of 2015.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  The Company and Bank became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management believes, as of December 31, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they were subject.

	For the year ended December 31,				As of December 31, 2015
	2015		2014		Regulatory Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Bank capital ratios:
Total capital to risk-weighted assets	15.79%	133,247	14.79%	111,470	10.00%	84,374
Tier 1 capital to risk weighted assets	14.54%	122,664	13.53%	101,997	8.00%	67,499
Tier 1 common equity to risk-weighted assets	14.54%	122,664	N/A	N/A	6.50%	54,843
Tier 1 leverage to average assets	11.71%	122,664	11.23%	101,997	5.00%	52,366
Company capital ratios:
Total capital to risk-weighted assets	14.69%	124,159	15.28%	115,341	N/A	N/A
Tier 1 capital to risk weighted assets	11.62%	98,276	10.27%	77,547	N/A	N/A
Tier 1 common equity to risk-weighted assets	11.62%	98,276	N/A	N/A	N/A	N/A
Tier 1 leverage to average assets	9.36%	98,276	8.55%	77,547	N/A	N/A

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$16,409	$—	$16,409	$—
Residential collateralized mortgage obligations	62,364	—	62,364	—
Residential mortgage backed securities	28,291	—	28,291	—
State and political subdivisions	98,540	—	97,036	1,504
Derivative financial instruments	95	—	95	—
Financial Liabilities
Derivative financial instruments	95	—	95	—

December 31, 2014
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$30,951	$—	$30,951	$—
Residential collateralized mortgage obligations	44,274	—	44,274	—
Residential mortgage backed securities	27,217	—	27,217	—
State and political subdivisions	66,245	—	64,731	1,514
Derivative financial instruments	314	—	314	—
Financial Liabilities
Derivative financial instruments	314	—	314	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the twelve months ended December 31, 2015. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2014	$1,514
Total gains or losses (realized/unrealized) included in other comprehensive income	(10)
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, December 31, 2015	$1,504

Beginning balance, December 31, 2013	$2,719
Total gains or losses (realized/unrealized) included in other comprehensive income	14
Included in earnings	—
Purchases	—
Paydowns and maturities	(1,219)
Transfers in and/or out of Level 3	—
Ending balance, December 31, 2014	$1,514

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

December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Mortgage loans held for sale	$400	—	—	$400
Impaired loans	$9,348	—	—	$9,348
Foreclosed assets	5,487	—	—	5,487

December 31, 2014
Financial Assets
Mortgage loans held for sale	$738	—	—	$738
Impaired loans	15,020	—	—	15,020
Foreclosed assets	2,530	—	—	2,530

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
December 31, 2015
Mortgage loans held for sale	$400	Secondary market pricing	Selling costs	—
Impaired loans	$9,348	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	5,487	Appraisal of Collateral	Selling costs	10.00%
December 31, 2014
Mortgage loans held for sale	738	Secondary market pricing	Selling costs	—
Impaired loans	15,020	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	2,530	Appraisal of Collateral	Selling costs	10.00%

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

As of December 31, 2015 and December 31, 2014, approximately $3.1 million, or 32%, and $10.8 million, or 69%, of impaired loans were evaluated for impairment using appraisals performed within twelve months of these dates, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2015 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$10,699	$10,699	$10,699	$—	$—
Interest-bearing deposits in banks	7,406	7,406	7,406	—	—
Securities available for sale	205,604	205,604	—	204,100	1,504
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Loans, net	760,578	760,159	—	—	760,159
Accrued interest receivable	3,106	3,106	3,106	—	—
Derivative financial instruments	319	319	—	319	—
Financial liabilities:
Non-interest bearing deposits	196,063	196,063	196,063	—	—
Interest-bearing deposits	669,928	663,174	372,404	—	290,770
Other borrowed funds	53,015	53,015	53,015	—	—
Subordinated debt	15,300	15,656	—	—	15,656
Accrued interest payable	545	545	545	—	—
Derivative financial instruments	319	319	—	319	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2014 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$13,329	$13,329	$13,329	$—	$—
Interest-bearing deposits in banks	19,667	19,667	19,667	—	—
Securities available for sale	168,687	168,687	—	167,173	1,514
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Mortgage loans held for sale	738	738	—	—	738
Loans, net	675,288	675,287	—	—	675,287
Accrued interest receivable	2,396	2,396	2,396	—	—
Derivative financial instruments	314	314	—	314	—
Financial liabilities:
Non-interest bearing deposits	158,329	158,329	158,329	—	—
Interest-bearing deposits	611,081	604,726	300,188	—	304,538
Other borrowed funds	29,529	28,957	28,957	—	—
Subordinated debt	29,133	28,819	—	—	28,819
Accrued interest payable	1,029	1,029	1,029	—	—
Derivative financial instruments	314	314	—	314	—

Note 14.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of December 31, 2015 and December 31, 2014, there were $1.3 million and $3.4 million, respectively, outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $95,000 and $314,000 as of December 31, 2015 and December 31, 2014, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income. The gross amount of the adjustments to the income statement were $219,000 and $10,000 during the years ended December 31, 2015 and December 31, 2014, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2015, were effective.

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
Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on that assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as provided below, the information required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Equity Compensation Plan Information
All shares authorized for issuance under our compensation plans as of December 31, 2015 were authorized under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (our “2008 Plan”) or the First Community Financial Partners, Inc. 2013 Equity Incentive Plan (our “2013 Plan,” and together with our 2008 Plan, our “Equity Plans”).
Our 2008 Plan was amended and restated effective May 20, 2009, which amendment and restatement was approved by our shareholders. Our 2008 Plan was subsequently amended, effective December 21, 2011, to increase the number of shares of our common stock available by 1,000,000 (from 1,430,000 to 2,430,000). Our shareholders did not approve this amendment. Our 2008 Plan was further amended, effective June 19, 2014, to allow certain awards to expire more than 10 years after the date of grant where provided by the Board of Directors. Our shareholders did not approve this amendment. Our 2008 Plan has not been amended further.
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
The following table provides certain summary information as of December 31, 2015 concerning our compensation plans under which shares of our common stock may be issued.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(#)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights($) (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(#) (c)
Equity Compensation Plans Approved By Security Holders (1)	1,088,004 (3)	$6.99	161,060
Equity Compensation Plans Not Approved By Security Holders (2)	332,900 (4)	5.20	372,161
Total	1,420,904	$6.69 (5)	533,221

(1) Reflects amounts related to our 2008 Plan. Our shareholders approved an amendment and restatement of our 2008 Plan, effective May 20, 2009, at which time 1,430,000 shares of our common stock were available for issuance. Our 2008 Plan was subsequently amended, effective December 21, 2011 (the “Amendment”), to increase the number of shares of our common stock available for issuance by 1,000,000 (from 1,430,000 to 2,430,000). Our shareholders did not approve this amendment. Of the amounts reflected in this row, none of the 1,088,004 securities issuable upon exercise of outstanding options, warrants and rights relate to awards authorized pursuant to the Amendment. 77,578 of the 161,060 securities available for future issuance under the 2008 Plan relate to awards authorized pursuant to the Amendment.
(2) Reflects amounts related to our 2013 Plan. Our shareholders did not approve our 2013 Plan.
(3) Reflects outstanding stock options under our 2008 Plan, which are granted at the fair market value of our common stock at the grant date, generally vest in three equal annual increments beginning on the first anniversary of the grant date and unless the Board of Directors provides otherwise, must be exercised within 10 years after the grant date.
(4) Reflects 115,400 outstanding restricted stock units and 217,500 stock options granted under our 2013 Plan. Restricted stock units entitle the holder to a specified number of shares of our common stock at a specified future date, subject to the continued service of the holder.
(5) The weighted average exercise price in this column (b) does not take into account the 332,900 restricted stock units issued under the 2013 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

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
(registrant)

By:     /s/ Glen L. Stiteley
Glen L. Stiteley
Executive Vice President and Chief Financial Officer
Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2016 by the following persons on behalf of the Registrant and in the capacities indicated:

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

10.5
Employment Agreement, dated as of March 12, 2013, between First Community Financial Bank and Steven Randich (incorporated herein by reference to Exhibit 10.5 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013).

10.6
First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11to the First Community Financial Partner’s Inc.’s Registration Statement on Form S-4 (Registration No. 333-180541)).

10.7
First Community Financial Partners, Inc. First Amendment of the Amended and Restated 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.12 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.8	First Community Financial Partners, Inc. Second Amendment of the Amended and Restated 2008 Equity Incentive Plan (filed herewith).
10.9
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

10.13	First Community Financial Partners, Inc. First Amendment of the First Community Financial Partners, Inc. 2013 Equity Incentive Plan (filed herewith).
10.14
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

10.17	Form of First Community Financial Partners, Inc. 2013 Equity Incentive Plan Employee Performance Unit Award Agreement (filed herewith).
10.18	Form of First Community Financial Bank Executive Pre-Retirement Split Dollar Agreement adopted and dated October 1, 2015 (filed herewith).
21.1	Subsidiaries of First Community Financial Partners, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015 and December 31, 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.