Form 10-Q
period 2016-03-31
First Community Financial Partners, Inc.
filed 2016-05-10
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were outstanding 17,175,864 shares of the Registrant’s common stock as of April 30, 2016.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-Q

March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
	March 31, 2016	December 31, 2015
Assets	(in thousands, except per share data) (March 31, 2016 data is unaudited)
Cash and due from banks	$9,132	$10,699
Interest-bearing deposits in banks	30,558	7,406
Securities available for sale	203,874	205,604
Non-marketable equity securities	1,367	1,367
Mortgage loans held for sale	133	400
Loans, net of allowance for loan losses of $11,335 in 2016; $11,741 in 2015	762,938	760,578
Premises and equipment, net	18,302	18,529
Foreclosed assets	5,231	5,487
Cash surrender value of life insurance	16,703	16,561
Deferred tax asset, net	7,574	9,191
Accrued interest receivable and other assets	5,050	4,830
Total assets	$1,060,862	$1,040,652

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$204,414	$196,063
Interest bearing	674,566	669,928
Total deposits	878,980	865,991
Other borrowed funds	56,937	53,015
Subordinated debt	15,300	15,300
Accrued interest payable and other liabilities	2,855	3,305
Total liabilities	954,072	937,611

Concentrations, Commitments and Contingencies (Note 9)

First Community Financial Partners, Inc. Shareholders’ Equity
Common stock, $1.00 par value; 60,000,000 shares authorized; 17,175,864 issued and outstanding at March 31, 2016 and 17,026,941 issued and outstanding at December 31, 2015	17,176	17,027
Additional paid-in capital	82,491	82,211
Retained earnings	4,828	2,800
Accumulated other comprehensive income	2,295	1,003
Total shareholders' equity	106,790	103,041
Total liabilities and shareholders' equity	$1,060,862	$1,040,652

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three months ended March 31,
	2016	2015
Interest income:	(in thousands, except share data)(unaudited)
Loans, including fees	$8,508	$7,815
Securities	1,101	951
Federal funds sold and other	19	13
Total interest income	9,628	8,779
Interest expense:
Deposits	940	977
Federal funds purchased and other borrowed funds	93	14
Subordinated debt	297	603
Total interest expense	1,330	1,594
Net interest income	8,298	7,185
Provision for loan losses	—	—
Net interest income after provision for loan losses	8,298	7,185
Noninterest income:
Service charges on deposit accounts	204	183
Gain on sale of securities	—	21
Mortgage fee income	78	103
Other	273	138
	555	445
Noninterest expenses:
Salaries and employee benefits	3,256	2,884
Occupancy and equipment expense	437	492
Data processing	257	224
Professional fees	392	380
Advertising and business development	215	189
Losses on sale and writedowns of foreclosed assets, net	16	—
Foreclosed assets expenses, net of rental income	53	72
Other expense	1,310	916
	5,936	5,157
Income before income taxes	2,917	2,473
Income taxes	889	867
Net income applicable to common shareholders	$2,028	$1,606

Common share data
Basic earnings per common share	$0.12	$0.10
Diluted earnings per common share	0.12	0.09

Weighted average common shares outstanding for basic earnings per common share	17,125,928	16,768,908
Weighted average common shares outstanding for diluted earnings per common share	17,451,354	16,958,466

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2016	2015
	(in thousands)(unaudited)
Net income	$2,028	$1,606

Unrealized holding gains on investment securities	2,116	1,705
Reclassification adjustments for gains included in net income	—	(21)
Tax effect of realized and unrealized gains and losses on investment securities	(824)	(657)
Other comprehensive income, net of tax	1,292	1,027

Comprehensive income	$3,320	$2,633

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Three months ended March 31, 2016 and 2015

	Common Stock	Additional Paid-In Capital	Retained earnings (accumulated deficit)	Accumulated Other Comprehensive Income	Total

	(in thousands, except share data)(unaudited)
Balance, December 31, 2014	$16,668	$81,648	$(7,019)	$756	$92,053
Net income	—	—	1,606	—	1,606
Other comprehensive income, net of tax	—	—	—	1,027	1,027
Issuance of 302,719 shares of common stock for restricted stock awards and amortization	303	(297)	—	—	6
Stock based compensation expense	—	226	—	—	226
Balance, March 31, 2015	$16,971	$81,577	$(5,413)	$1,783	$94,918

Balance, December 31, 2015	$17,027	$82,211	$2,800	$1,003	$103,041
Net income	—	—	2,028	—	2,028
Other comprehensive income, net of tax	—	—	—	1,292	1,292
Issuance of 129,573 shares of common stock for restricted stock awards and amortization	129	(143)	—	—	(14)
Issuance of 3,750 shares of common stock for exercise of warrants	4	4	—	—	8
Reclass of warrants upon redemption of subordinated debt, net of amortization	16	83	—	—	99
Tax windfall benefit	—	88	—	—	88
Stock based compensation expense	—	248	—	—	248
Balance, March 31, 2016	$17,176	$82,491	$4,828	$2,295	$106,790

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Three months ended March 31,
	2016	2015
	(in thousands)(unaudited)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$2,028	$1,606
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	539	417
Losses on sales of foreclosed assets, net	16	—
Net accretion (amortization) of deferred loan fees	87	(26)
Warrant accretion	—	6
Depreciation and amortization of premises and equipment	336	321
Realized gains on sales of available for sale securities, net	—	(21)
Increase in cash surrender value of life insurance	(142)	(32)
Deferred income taxes	793	1,218
Net decrease (increase) in mortgage loans held for sale	267	(991)
Increase in accrued interest receivable and other assets	(220)	(2,935)
(Decrease) increase in accrued interest payable and other liabilities	(269)	1,196
Restricted stock compensation expense	203	206
Stock option compensation expense	45	20
Net cash provided by operating activities	3,683	985
Cash Flows From Investing Activities
Net change in interest bearing deposits in banks	(23,152)	9,575
Activity in available for sale securities:
Purchases	—	(25,988)
Maturities, prepayments and calls	3,307	4,120
Sales	—	2,301
Net increase in loans	(2,447)	(22,763)
Purchases of premises and equipment	(109)	(43)
Proceeds from sale of foreclosed assets	240	—
Net cash used in investing activities	(22,161)	(32,798)
Cash Flows From Financing Activities
Net increase in deposits	12,989	31,718
Net increase (decrease) in other borrowings	3,922	(715)
Net cash provided by financing activities	16,911	31,003
Net change in cash and due from banks	(1,567)	(810)
Cash and due from banks:
Beginning	10,699	13,329
Ending	$9,132	$12,519

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,507	$2,173
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	—	20

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Basis of Presentation

These are the unaudited consolidated financial statements of First Community Financial Partners, Inc. (the “Company” or “First Community”), and its subsidiaries, including its wholly owned bank subsidiary, First Community Financial Bank (the “Bank”), based in Plainfield, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry practice.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

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

Certain information in footnote disclosure normally included financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike U.S. GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Among other items, the ASU, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The effect of the adoption of this guidance is being evaluated by the Company.

Note 2.	Earnings Per Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (dollars in thousands, except per share data).

	Three months ended March 31,
	2016	2015

Net income allocated to common stock	$2,028	$1,606

Weighted average shares outstanding for basic earnings per common share	17,125,928	16,768,908
Dilutive effect of stock-based compensation and warrants	325,426	189,558
Weighted average shares outstanding for diluted earnings per common share	17,451,354	16,958,466

Basic income per common share	$0.12	$0.10
Diluted income per common share	0.12	0.09

Note 3.	Securities Available for Sale
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

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$16,244	$307	$—	$16,551
Residential collateralized mortgage obligations	61,474	875	15	62,334
Residential mortgage backed securities	27,675	94	72	27,697
State and political subdivisions	94,720	2,606	34	97,292
	$200,113	$3,882	$121	$203,874
December 31, 2015
Government sponsored enterprises	$16,284	$125	$—	$16,409
Residential collateralized mortgage obligations	62,701	138	475	62,364
Residential mortgage backed securities	28,494	65	268	28,291
State and political subdivisions	96,480	2,178	118	98,540
	$203,959	$2,506	$861	$205,604

Securities with a fair value of $68.1 million and $82.2 million were pledged as collateral on public funds, securities sold under agreements to repurchase or for other purposes as required or permitted by law as of March 31, 2016 and December 31, 2015, respectively.

The amortized cost and fair value of debt securities available for sale as of March 31, 2016, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$4,044	$4,077
Over 1 year through 5 years	33,244	33,809
Over 5 years through 10 years	36,949	37,863
Over 10 years	36,727	38,094
Residential collateralized mortgage obligations and mortgage backed securities	89,149	90,031
	$200,113	$203,874

Realized gains on the sales of securities were $0 and $21,000 during the three months ended March 31, 2016 and 2015, respectively.

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believed were other-than-temporarily impaired, at March 31, 2016 and December 31, 2015. Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of March 31, 2016 and December 31, 2015 are as follows:

	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential collateralized mortgage obligations	$4,834	$15	$—	$—	$4,834	$15
Residential mortgage backed securities	15,015	72	—	—	15,015	72
State and political subdivisions	7,033	34	—	—	7,033	34
	$26,882	$121	$—	$—	$26,882	$121

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential collateralized mortgage obligations	$46,373	$475	$—	$—	$46,373	$475
Residential mortgage backed securities	27,012	268	—	—	27,012	268
State and political subdivisions	12,283	118	—	—	12,283	118
	$85,668	$861	$—	$—	$85,668	$861

The unrealized losses in the portfolio at March 31, 2016 resulted from fluctuations in market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Company does not intend to sell and does not believe it will be required to sell these securities until market price recovery or maturity, these investment securities are not considered to be other-than-temporarily impaired.

Note 4.	Loans

A summary of the balances of loans follows (in thousands):

	March 31, 2016	December 31, 2015
Construction and Land Development	$27,798	$22,082
Farmland and Agricultural Production	9,060	9,989
Residential 1-4 Family	139,208	135,864
Multifamily	31,511	34,272
Commercial Real Estate	378,304	381,098
Commercial and Industrial	181,142	179,623
Consumer and other	7,318	9,417
	774,341	772,345
Net deferred loan fees	(68)	(26)
Allowance for loan losses	(11,335)	(11,741)
	$762,938	$760,578

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$27,798	$—	$—	$—	$27,798	$—	$27,798
Farmland and Agricultural Production	9,060	—	—	—	9,060	—	9,060
Residential 1-4 Family	138,919	203	74	—	139,196	12	139,208
Multifamily	31,511	—	—	—	31,511	—	31,511
Commercial Real Estate
Retail	95,578	—	—	—	95,578	—	95,578
Office	59,210	—	—	—	59,210	—	59,210
Industrial and Warehouse	64,106	—	—	—	64,106	—	64,106
Health Care	29,333	—	—	—	29,333	—	29,333
Other	129,988	—	—	—	129,988	89	130,077
Commercial and Industrial	179,097	—	—	—	179,097	2,045	181,142
Consumer and other	7,318	—	—	—	7,318	—	7,318
Total	$771,918	$203	$74	$—	$772,195	$2,146	$774,341

December 31, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$21,885	$—	$197	$—	$22,082	$—	$22,082
Farmland and Agricultural Production	9,989	—	—	—	9,989	—	9,989
Residential 1-4 Family	135,632	182	—	—	135,814	50	135,864
Multifamily	34,272	—	—	—	34,272	—	34,272
Commercial Real Estate
Retail	95,570	—	—	—	95,570	—	95,570
Office	55,151	—	—	—	55,151	—	55,151
Industrial and Warehouse	65,536	—	—	—	65,536	—	65,536
Health Care	29,985	—	—	—	29,985	—	29,985
Other	134,762	—	—	—	134,762	94	134,856
Commercial and Industrial	178,289	—	—	67	178,356	1,267	179,623
Consumer and other	9,417	—	—	—	9,417	—	9,417
Total	$770,488	$182	$197	$67	$770,934	$1,411	$772,345

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

Substandard - A substandard asset, or risk rating of 6 or 7, is an asset with a well-defined weakness that jeopardizes repayment, in whole or in part, of the debt. These credits are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. These assets are characterized by the distinct possibility that the Company will or has sustained some loss of principal and/or interest if the deficiencies are not corrected. Loans rated a 6 are still on accrual status, while loans rated at 7 are placed on nonaccrual.

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. There was no balance to report at March 31, 2016 and December 31, 2015.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$24,116	$3,682	$—	$—	$27,798
Farmland and Agricultural Production	9,060	—	—	—	9,060
Multifamily	30,844	667	—	—	31,511
Commercial Real Estate
Retail	87,723	—	7,855	—	95,578
Office	59,210	—	—	—	59,210
Industrial and Warehouse	63,281	825	—	—	64,106
Health Care	29,333	—	—	—	29,333
Other	124,407	2,496	3,162	12	130,077
Commercial and Industrial	167,810	8,359	4,203	770	181,142
Total	$595,784	$16,029	$15,220	$782	$627,815

March 31, 2016	Performing	Non-performing*	Total
Residential 1-4 Family	$139,196	$12	$139,208
Consumer and other	7,318	—	7,318
Total	$146,514	$12	$146,526

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$19,450	$2,632	$—	$—	$22,082
Farmland and Agricultural Production	9,989	—	—	—	9,989
Multifamily	33,598	674	—	—	34,272
Commercial Real Estate
Retail	87,665	—	7,905	—	95,570
Office	55,151	—	—	—	55,151
Industrial and Warehouse	64,699	837	—	—	65,536
Health Care	29,985	—	—	—	29,985
Other	128,988	2,664	3,192	12	134,856
Commercial and Industrial	173,324	4,714	355	1,230	179,623
Total	$602,849	$11,521	$11,452	$1,242	$627,064

December 31, 2015	Performing	Non-performing*	Total
Residential 1-4 Family	$135,814	$50	$135,864
Consumer and other	9,417	—	9,417
Total	$145,231	$50	$145,281

* Non-performing loans include those on non-accrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2016 and 2015 (in thousands):

March 31, 2016	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$813	$43	$1,370	$141	$4,892	$4,286	$196	$11,741
Provision for loan losses	(449)	(6)	(126)	(15)	(376)	1,054	(82)	—
Loans charged-off	—	—	(9)	—	—	(496)	(1)	(506)
Recoveries of loans previously charged-off	17	—	27	—	8	48	—	100
Ending balance	$381	$37	$1,262	$126	$4,524	$4,892	$113	$11,335

March 31, 2015
Allowance for loan losses:
Beginning balance	$758	$459	$1,199	$67	$6,828	$4,296	$298	$13,905
Provision for loan losses	(44)	(20)	(131)	30	325	(147)	(13)	—
Loans charged-off	—	—	(72)	—	—	(262)	(1)	(335)
Recoveries of loans previously charged-off	17	—	150	—	9	30	2	208
Ending balance	$731	$439	$1,146	$97	$7,162	$3,917	$286	$13,778

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$29	$—	$—	$1,196	$—	$1,225
Collectively evaluated for impairment	381	37	1,233	126	4,524	3,696	113	10,110
Ending balance	$381	$37	$1,262	$126	$4,524	$4,892	$113	$11,335
Loans:
Individually evaluated for impairment	$—	$—	$1,615	$—	$3,831	$4,537	$—	$9,983
Collectively evaluated for impairment	27,798	9,060	137,593	31,511	374,473	176,605	7,318	764,358
Ending balance	$27,798	$9,060	$139,208	$31,511	$378,304	$181,142	$7,318	$774,341

December 31, 2015
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$30	$—	$—	$441	$—	$471
Collectively evaluated for impairment	813	43	1,340	141	4,892	3,845	196	11,270
Ending balance	$813	$43	$1,370	$141	$4,892	$4,286	$196	$11,741
Loans:
Individually evaluated for impairment	$—	$—	$1,661	$—	$4,381	$3,777	$—	$9,819
Collectively evaluated for impairment	22,082	9,989	134,203	34,272	376,717	175,846	9,417	762,526
Ending balance	$22,082	$9,989	$135,864	$34,272	$381,098	$179,623	$9,417	$772,345

The following tables present additional detail regarding impaired loans, segregated by class, as of and for the three months ended March 31, 2016 and year ended December 31, 2015 (dollars in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

March 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,189	1,149	—	1,171	15
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—
Office	—	—	—	247	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	3,896	3,831	—	3,859	31
Commercial and Industrial	4,377	3,298	—	3,214	37
Consumer and other	—	—	—	—	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	466	466	29	467	6
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	—	—
Commercial and Industrial	1,239	1,239	1,196	943	—
Consumer and other	—	—	—	—	—
Total	$11,167	$9,983	$1,225	$9,901	$89

December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,232	1,193	—	1,280	61
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—
Office	494	494	—	502	26
Industrial and Warehouse	—	—	—	1,441	—
Health Care	—	—	—	—	—
Other	3,952	3,887	—	5,015	127
Commercial and Industrial	3,331	3,131	—	3,640	130
Consumer and other	—	—	—	4	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	468	468	30	473	23
Multifamily	—	—	—
Commercial Real Estate				—	—
Retail	—	—	—	—	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	64	—
Commercial and Industrial	1,109	646	441	491	—
Consumer and other	—	—	—	—	—
Total	$10,586	$9,819	$471	$12,910	$367

During the three months ended March 31, 2016 and 2015, there were no troubled debt restructurings added.

Troubled debt restructurings that were accruing were $2.2 million and $2.7 million as of March 31, 2016 and December 31, 2015, respectively. Troubled debt restructurings that were non-accruing were $89,000 and $94,000 as of March 31, 2016 and December 31, 2015.

The following presents a rollfoward activity of troubled debt restructurings (in thousands, except number of loans):

	Three Months ended
	March 31, 2016
	Recorded Investment	Number of Loans
Balance, beginning	$2,832	6
Additions to troubled debt restructurings	—	—
Removal of troubled debt restructurings	(519)	(2)
Charge-off related to troubled debt restructurings	—	—
Transfers to other real estate owned	—	—
Repayments and other reductions	(17)	—
Balance, ending	$2,296	4

Restructured loans are evaluated for impairment at each reporting date as part of the Company’s determination of the allowance for loan losses.

Note 5.	Deposits

The composition of interest-bearing deposits was as follows (in thousands):

	March 31, 2016	December 31, 2015
NOW and money market accounts	$342,009	$336,197
Savings	38,481	36,207
Time deposit certificates of $250,000 or more	70,893	69,961
Time deposit certificates of $100,000 to $250,000	125,959	127,091
Other time deposit certificates	97,224	100,472
	$674,566	$669,928

The composition of brokered deposits included in deposits was as follows (in thousands):

	March 31, 2016	December 31, 2015
NOW and money market accounts	$17,930	$35,271
Time deposit certificates	13,878	11,874
	$31,808	$47,145

Note 6.	Other Borrowed Funds

The composition of other borrowed funds was as follows (in thousands):

	March 31, 2016	December 31, 2015
Securities sold under agreements to repurchase	$21,917	$25,069
Federal Home Loan Bank Advances
Maturity dates, fixed interest rate
Matures January 6, 2016, 0.28%	—	11,000
Matures January 4, 2016, 0.16%	—	5,000
Matures April 1, 2016, 0.22%	5,000	—
Matures April 7, 2016, 0.24%	10,000	—
Matures April 21, 2016, 0.225%	10,000	—
Secured borrowings	10,020	11,946
	$56,937	$53,015

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

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, commercial real estate loans, first mortgage loans, and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago (“FHLB”).  The Bank had $337.6 million and $338.0 million of loans pledged as collateral for FHLB advances as of March 31, 2016 and December 31, 2015, respectively. There were $25.0 million and $16.0 million in advances outstanding at March 31, 2016 and December 31, 2015, respectively.

On June 29, 2015, the Company entered into a credit agreement with an unaffiliated bank for two credit facilities (secured borrowings). The credit facilities include a $4.0 million revolving line of credit, which had no balance at March 31, 2016 and a term loan with a balance of $10.0 million.  The revolving line matures in 2020 and the term loan matures in 2021. The credit facilities have an annual interest rate of 2.25% plus LIBOR, which was 2.68% at March 31, 2016.  The credit facilities are collateralized by the stock of the Bank.
The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $114.1 million and $100.1 million of loans pledged as collateral under these agreements as of March 31, 2016 and December 31, 2015, respectively. There were no borrowings outstanding at March 31, 2016 and December 31, 2015.

Note 7.	Income Taxes

Income tax expense recognized is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Current	$96	$(351)
Deferred	793	1,218
	$889	$867

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	Three months ended March 31,
	2016	2015
Federal income tax at statutory rate	$1,021	$866
Increase (decrease) due to:
Federal tax exempt	(189)	(123)
State income tax, net of federal benefit	149	126
Benefit of income taxed at lower rate	(29)	(25)
Tax exempt income	(6)	(8)
Cash surrender value of life insurance	(48)	(11)
Other	(9)	42
	$889	$867

Deferred tax assets and liabilities consist of (in thousands):

	March 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$4,116	$4,169
Merger expenses	137	226
Organization expenses	219	140
Net operating losses	3,294	3,774
Contribution carryforward	5	5
Restricted stock	87	—
Non-qualified stock options	661	644
Foreclosed assets	193	315
Tax credits	355	334
Other	150	135
	9,217	9,742
Deferred tax liabilities:
Depreciation	(177)	(186)
Unrealized gains on securities available for sale	(1,466)	(642)
Other	—	277
	(1,643)	(551)
Net deferred tax asset	$7,574	$9,191

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. As of March 31, 2016, the Company did not have a valuation allowance against the net deferred tax assets.

The Company had a federal net operating loss carryforward of $8.2 million and $9.3 million at March 31, 2016 and December 31, 2015, respectively, which could be used to offset future regular corporate federal income tax. The net operating loss carryforward expires between the December 31, 2031 and December 31, 2033, fiscal tax years. The Company had an Illinois net operating loss carryforward of $9.7 million and $11.1 million at March 31, 2016 and December 31, 2015, respectively, that could be used to offset future regular corporate state income tax. This Illinois net operating loss carryforward will expire between the December 31, 2026 and December 31, 2028, fiscal tax years.

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

Under the 2008 Equity Incentive Plan, options are to be granted at the fair value of the stock at the date of the grant and generally vest at 33-1/3% as of the first anniversary of the grant date and an additional 33-1/3% as of each successive anniversary of the grant date. Options generally must be exercised within 10 years after the date of grant.

On August 15, 2013, the Company adopted the First Community Financial Partners, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”). The 2013 Equity Incentive Plan allows for the granting of awards including nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and cash incentive awards. This plan was amended in December 2014 to increase the number of shares authorized for delivery by 900,000 shares. As a result, under this plan, 1,000,000 shares of Company common stock have been reserved for the granting of awards.

On April 21, 2016, the Company’s board of directors adopted the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”).  The 2016 Equity Incentive Plan is subject to the approval of the Company’s stockholders at the Company’s annual meeting of stockholders on May 19, 2016.  If approved, the 2016 Incentive Plan will replace the 2008 Equity Incentive Plan and the 2013 Equity Incentive Plan.

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	March 31, 2016			December 31, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,305,504	$6.69	$1,308	1,089,404	$7.00	$—
Granted	217,500	7.24	318	217,500	5.20	444
Exercised	(5,600)	6.25	6	—	—	—
Canceled	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Forfeited	—	—	—	(1,400)	8.25	—

Outstanding at end of period	1,517,404	$6.77	$3,054	1,305,504	$6.69	$1,308

Exercisable at end of period	1,154,904	$6.88	$2,663	1,088,004	$6.99	$864

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on March 31, 2016. There was $3.1 million and $1.3 million in intrinsic value of the stock options outstanding at March 31, 2016 and December 31, 2015. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $45,000 and $20,000 of compensation expense related to the stock options for the three months ended March 31, 2016 and 2015. At March 31, 2016, there was $254,000 in compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at March 31, 2016 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable
$5.00	364,376	3.29	364,376
$5.20	217,500	8.76	72,500
$5.53	6,000	4.09	6,000
$6.25	25,000	4.53	25,000
$6.38	10,000	0.05	10,000
$7.24	217,500	9.76	—
$7.50	433,500	1.32	433,500
$8.00	4,000	3.46	4,000
$9.25	239,528	2.13	239,528
	1,517,404		1,154,904

72,500 options vested during the three months ended March 31, 2016.

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

In January 2016, restricted stock units were issued with certain performance conditions for a minimum of 52,301 shares, and up to a maximum of 131,948 shares. These performance conditions were expected to be met by the end of 2016 and the expense related to these awards will be recognized over the year.

The Company recognized compensation expense of $203,000 and $206,000, respectively, for the three months ended March 31, 2016 and 2015, related to the 2008 Equity Incentive Plan and the 2013 Equity Incentive Plan. Total unrecognized compensation expense related to restricted stock grants was approximately $624,000 as of March 31, 2016.

The following is a summary of nonvested restricted stock units:

March 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	25,000	$5.14
Granted	—	—
Vested	—	—
Canceled	—	—
Forfeited	—	—
Nonvested shares, end of period	25,000	$5.14

Note 9.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	March 31, 2016	December 31, 2015
Commitments to extend credit	$191,426	$179,517
Standby letters of credit	7,156	10,353
Performance letters of credit	1,010	1,088
	$199,592	$190,958

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

As of March 31, 2016, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity tier 1 capital, and Tier 1 leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital.  A number of instruments that generally qualified as Tier 1 capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Company made this one time election in the first quarter of 2015.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  The Company and Bank became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management believes, as of March 31, 2016 and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they were subject.

					As of March 31, 2016
	March 31, 2016		December 31, 2015		Regulatory Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Bank capital ratios:
Total capital to risk-weighted assets	15.79%	133,276	15.79%	133,247	10.00%	84,405
Tier 1 capital to risk weighted assets	14.54%	122,702	14.54%	122,664	8.00%	67,524
Tier 1 common equity to risk-weighted assets	14.54%	122,702	14.54%	122,664	6.50%	54,863
Tier 1 leverage to average assets	11.85%	122,702	11.71%	122,664	5.00%	51,788
Company capital ratios:
Total capital to risk-weighted assets	14.99%	127,076	14.69%	124,159	N/A	N/A
Tier 1 capital to risk weighted assets	11.94%	101,202	11.62%	98,276	N/A	N/A
Tier 1 common equity to risk-weighted assets	11.94%	101,202	11.62%	98,276	N/A	N/A
Tier 1 leverage to average assets	9.72%	101,202	9.36%	98,276	N/A	N/A

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

March 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$16,551	$—	$16,551	$—
Residential collateralized mortgage obligations	62,334	—	62,334	—
Residential mortgage backed securities	27,697	—	27,697	—
State and political subdivisions	97,292	—	95,788	1,504
Derivative financial instruments	95	—	95	—
Financial Liabilities
Derivative financial instruments	95	—	95	—

December 31, 2015
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$16,409	$—	$16,409	$—
Residential collateralized mortgage obligations	62,364	—	62,364	—
Residential mortgage backed securities	28,291	—	28,291	—
State and political subdivisions	98,540	—	97,036	1,504
Derivative financial instruments	95	—	95	—
Financial Liabilities
Derivative financial instruments	95	—	95	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2015	$1,504
Total gains or losses (realized/unrealized) included in other comprehensive income	—
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, March 31, 2016	$1,504

Beginning balance, December 31, 2014	$1,514
Total gains or losses (realized/unrealized) included in other comprehensive income	—
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, March 31, 2015	$1,514

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

March 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Mortgage loans held for sale	$133	—	—	$133
Impaired loans	8,758	—	—	8,758
Foreclosed assets	5,231	—	—	5,231

December 31, 2015
Financial Assets
Mortgage loans held for sale	$400	—	—	$400
Impaired loans	9,348	—	—	9,348
Foreclosed assets	5,487	—	—	5,487

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
March 31, 2016
Mortgage loans held for sale	$133	Secondary market pricing	Selling costs	—
Impaired loans	$8,758	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	5,321	Appraisal of Collateral	Selling costs	10.00%
December 31, 2015
Mortgage loans held for sale	400	Secondary market pricing	Selling costs	—
Impaired loans	9,348	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	5,487	Appraisal of Collateral	Selling costs	10.00%

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

As of March 31, 2016 and December 31, 2015, approximately $2.6 million, or 26%, and $3.1 million, or 32%, of impaired loans were evaluated for impairment using appraisals performed within twelve months of these dates, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows as of March 31, 2016 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$9,132	$9,132	$9,132	$—	$—
Interest-bearing deposits in banks	30,558	30,558	30,558	—	—
Securities available for sale	203,874	203,874	—	202,370	1,504
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Loans, net	762,938	762,585	—	—	762,585
Accrued interest receivable	2,938	2,938	2,938	—	—
Derivative financial instruments	95	95	—	95	—
Financial liabilities:
Non-interest bearing deposits	204,414	204,414	204,414	—	—
Interest-bearing deposits	674,566	668,023	342,009	—	326,014
Other borrowed funds	56,937	56,937	56,937	—	—
Subordinated debt	15,300	15,656	—	—	16,320
Accrued interest payable	368	368	368	—	—
Derivative financial instruments	95	95	—	95	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2015 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$10,699	$10,699	$10,699	$—	$—
Interest-bearing deposits in banks	7,406	7,406	7,406	—	—
Securities available for sale	205,604	205,604	—	204,100	1,504
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Mortgage loans held for sale	400	400	—	—	400
Loans, net	760,578	760,159	—	—	760,159
Accrued interest receivable	3,106	3,106	3,106	—	—
Derivative financial instruments	95	95	—	95	—
Financial liabilities:
Non-interest bearing deposits	196,063	196,063	196,063	—	—
Interest-bearing deposits	669,928	663,174	372,404	—	290,770
Other borrowed funds	53,015	53,015	53,015	—	—
Subordinated debt	15,300	15,656	—	—	15,656
Accrued interest payable	545	545	545	—	—
Derivative financial instruments	95	95	—	95	—

Note 12.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of March 31, 2016 and December 31, 2015, there were $1.3 million and $1.3 million, respectively, outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $95,000 and $95,000 as of March 31, 2016 and December 31, 2015, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income. The gross amount of the adjustments to the income statement were $0 and $18,000 during the three months ended March 31, 2016 and March 31, 2015, respectively.

Note 13.	Pending Merger Transaction

On March 14, 2016, First Community entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Bank, First Mazon Bancorp, Inc. a Delaware corporation (“First Mazon”), and Mazon State Bank, an Illinois state chartered commercial bank and wholly-owned subsidiary of First Mazon, pursuant to which Mazon State Bank will merge into the Bank, with the Bank surviving the merger (the “Merger”), for cash consideration to First Mazon of $8.5 million. At the time of the Merger, Mazon State Bank’s branches will become branches of the Bank. The closing of the Merger is expected to occur during the third quarter of 2016, subject to customary closing conditions, including regulatory approval and the approval of First Mazon’s stockholders. During the first quarter of 2016, the Company incurred $100,000 of professional fees related to the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. Risk Factors and other sections of the Company’s December 31, 2015 Annual Report on Form 10-K and the Company’s other filings with the SEC, and other risks and uncertainties, including changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, including the rules adopted by the U.S. Federal banking authorities to implement the Basel III capital accords, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, system failure or breaches of our network security, accounting principles, policies and guidelines, and unexpected results of acquisitions (including the planned acquisition of Mazon State Bank), which may include failure to realize the anticipated benefits of the Merger, possible termination of the Merger Agreement causing the Merger to not be completed and the possibility that the transaction costs may be greater than anticipated. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
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

First Quarter Highlights:

•
Signing of the Merger Agreement to acquire Mazon State Bank, a neighboring bank with $85 million in total assets, $33 million in total loans, $48 million in residential mortgage loans serviced, and $74 million in deposits as of March 31, 2016, 99.59% of which are core deposits

•	Addition of six seasoned commercial bankers

•	Asset growth of $20.2 million, or 1.94%, from the fourth quarter

•	Loan growth of $2.0 million, or 0.25%, from the fourth quarter

•	Deposit growth of $13.0 million, or 1.50%, from the fourth quarter

•	Noninterest bearing deposit growth of $8.4 million, or 4.26%, from the fourth quarter

•	Diluted earnings per share (“EPS”) of $0.12 for the first quarter of 2016; $0.03 or 33.33% per diluted share increase over prior year
•Pre-tax, pre-provision core income growth of $562,000, or 22.27%, compared to the first quarter of 2015

•	Net interest income growth of $1.1 million, or 15.49%, compared to the first quarter of 2015

•	No loan loss provision in first quarter of 2016 or 2015, reflecting continued overall improvement in asset quality

•	Noninterest expense increase of $779,000, or 15.11%, year-over-year primarily due to the addition of six commercial bankers in the first quarter of 2016

•	Shareholders’ equity increase of $3.7 million or 3.64% to $106.8 million million year-over-year; tangible equity ratio of 10.07% as of March 31, 2016
Net income applicable to shareholders for the quarter ended March 31, 2016 was $2.0 million, or $0.12 per diluted share, compared with $1.6 million, or $0.09 per diluted share, for the quarter ended March 31, 2015. Earnings in the first quarter of 2016 reflected year-over-year growth in net interest income offset by growth in expenses primarily related to the addition of six commercial bankers and one leasing officer. During the first quarter of 2016, the Company also incurred $100,000 of professional fees related to the acquisition of Mazon State Bank.
From the Mazon State Bank merger, First Community anticipates it will be able to achieve an earnback of less than one year on the estimated dilution to tangible book value and expects accretion to its earnings per share in 2016 and beyond. Subject to regulatory approval, the closing of the transaction is expected to occur during the third quarter of 2016.
First Quarter 2016 Financial Results
Loans
Total loans increased $2.0 million, or 0.25%, since the end of the fourth quarter and, $62.4 million or 8.77%, year-over-year. Commercial loans grew $1.5 million, or 0.85%, since the end of the fourth quarter and $4.9 million, or 2.76%, year-over-year. Commercial real estate loans decreased $2.8 million, or 0.73%, since the end of the fourth quarter, but grew $9.2 million, or 2.49%, year-over-year. Since the end of the fourth quarter, five commercial real estate loans totaling $22.0 million were paid off, $15.3 million of which was due to the sale of the business/property. Residential real estate loans grew $3.3 million, or 2.46%, since the end of the fourth quarter and $36.8 million, or 35.90%, year-over-year. Construction loans were up $5.7 million, or 25.89%, since the end of the fourth quarter and $9.2 million, or 49.81%, year-over-year.

Deposits
Total deposits increased $13.0 million, or 1.50%, since the end of the fourth quarter and $77.9 million, or 9.72%, year-over-year. The growth in deposits has included growth in lower cost transactional accounts. Noninterest bearing demand deposits increased $8.4 million, or 4.26%, since the end of the fourth quarter of 2015 and $36.7 million, or 21.87%, year-over-year. Our focus on relationship banking and growth in transactional accounts has resulted in a decline in time deposits of $3.4 million, or 1.16%, to $294.1 million at March 31, 2016 from $297.5 million at December 31, 2015. The ratio of time deposits to total deposits has steadily improved from 38.78% at March 31, 2015 to 34.36% at December 31, 2015 and 33.46% at March 31, 2016.

Net Interest Income and Margin
First quarter 2016 net interest income was up $131,000, or 1.60%, from the fourth quarter of 2015. The Company’s net interest margin was 3.36% for the first quarter of 2016, compared to 3.29% in the fourth quarter 2015. The increase in net interest income was due to continued growth in the loan portfolio and continued reduction in time deposit balances as a source of funding.
First quarter 2016 net interest income was up $1.1 million or 15.49% from the first quarter of 2015. The Company’s net interest margin was 3.36% for the first quarter of 2016, compared to 3.23% for the first quarter of 2015. The increase in net interest income was due to growth in the loan portfolio, continued reduction in time deposit balances, and refinancing of our subordinated debentures with lower-cost secured borrowings at the end of the second quarter 2015.

Noninterest Income and Expense
Noninterest income decreased $204,000, or 26.88%, from the fourth quarter of 2015 but increased $110,000, or 24.72%, from the first quarter of 2015. The decrease from the fourth quarter was due to no securities gains in the first quarter of 2016 versus $212,000 of securities gains in the fourth quarter of 2015. The increase from the first quarter of 2015 was largely due to $110,000 in additional bank owned life insurance (“BOLI”) income due to a $12.0 million purchase of BOLI in the fourth quarter of 2015.
Noninterest expense increased $891,000, or 17.66%, from the fourth quarter of 2015 and $779,000, or 15.11%, from the first quarter of 2015. The increase was in relation to the addition of six commercial banking officers and one leasing officer during the first quarter of 2016. In addition, $100,000 of professional fees were incurred during the first quarter of 2016 as a result of the work related to the acquisition of Mazon State Bank.

Asset Quality
Total nonperforming assets increased from the end of the fourth quarter of 2015 by $412,000, or 5.92%, to $7.4 million at March 31, 2016. The ratio of nonperforming assets to total assets was 0.70% at March 31, 2016.
The Company had net charge-offs of $406,000 in the first quarter of 2016, compared to net charge-offs of $127,000 in the first quarter of 2015 and net recoveries of $503,000 in the fourth quarter of 2015.
The Company’s allowance for loan losses to nonperforming loans was 528.19% and the allowance to total loans was 1.46% at March 31, 2016.
The Company did not take a provision for loan losses in the first quarter of 2016, or for the same period in 2015, as a result of the improvement in the historical loss rates which are the starting point for the allowance for loan losses.

FINANCIAL SUMMARY

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Period-End Balance Sheet
(In thousands)(Unaudited)
Assets
Mortgage loans held for sale	$133	$400	$—	$1,449	$1,729
Commercial real estate	378,304	381,098	368,896	363,575	369,113
Commercial	181,142	179,623	180,674	187,780	176,281
Residential 1-4 family	139,208	135,864	126,316	109,819	102,432
Multifamily	31,511	34,272	30,771	29,829	26,015
Construction and land development	27,798	22,082	19,451	19,612	18,555
Farmland and agricultural production	9,060	9,989	8,984	8,604	8,869
Consumer and other	7,250	9,391	7,963	8,578	10,570
Total loans	774,273	772,319	743,055	727,797	711,835
Allowance for loan losses	11,335	11,741	11,753	12,420	13,778
Net loans	762,938	760,578	731,302	715,377	698,057
Investment securities	205,241	206,971	217,194	184,349	190,909
Other earning assets	47,261	23,967	25,743	42,777	14,447
Other non-earning assets	45,289	48,736	49,193	50,517	53,997
Total Assets	$1,060,862	$1,040,652	$1,023,432	$994,469	$959,139

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$204,414	$196,063	$174,849	$174,527	$167,733
Savings deposits	38,481	36,206	34,933	33,567	33,101
NOW accounts	104,136	102,882	101,828	95,406	71,983
Money market accounts	237,873	233,315	232,195	231,185	217,637
Time deposits	294,076	297,525	302,892	299,703	310,674
Total deposits	878,980	865,991	846,697	834,388	801,128
Total borrowings	72,237	68,315	72,551	59,398	57,953
Other liabilities	2,855	3,305	4,065	4,513	5,140
Total Liabilities	954,072	937,611	923,313	898,299	864,221
Shareholders’ equity	106,790	103,041	100,119	96,170	94,918
Total Shareholders’ Equity	106,790	103,041	100,119	96,170	94,918
Total Liabilities and Shareholders’ Equity	$1,060,862	$1,040,652	$1,023,432	$994,469	$959,139

FINANCIAL SUMMARY
	Three months ended,
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Interest income:	(In thousands, except per share data)(Unaudited)
Loans, including fees	$8,508	$8,401	$8,218	$8,090	$7,815
Securities	1,101	1,117	1,103	962	951
Federal funds sold and other	19	19	19	15	13
Total interest income	9,628	9,537	9,340	9,067	8,779
Interest expense:
Deposits	940	986	973	987	977
Federal funds purchased and other borrowed funds	93	87	98	17	14
Subordinated debt	297	297	297	603	603
Total interest expense	1,330	1,370	1,368	1,607	1,594
Net interest income	8,298	8,167	7,972	7,460	7,185
Provision for loan losses	—	(515)	(813)	(749)	—
Net interest income after provision for loan losses	8,298	8,682	8,785	8,209	7,185
Noninterest income:
Service charges on deposit accounts	204	190	188	194	183
Gain on sale of securities	—	212	251	—	21
Mortgage fee income	78	96	178	153	103
Other	273	261	152	174	138
Total noninterest income	555	759	769	521	445
Noninterest expenses:
Salaries and employee benefits	3,256	3,004	2,841	2,810	2,884
Occupancy and equipment expense	437	494	486	505	492
Data processing	257	203	248	237	224
Professional fees	392	68	342	411	380
Advertising and business development	215	219	217	227	189
Losses on sale and writedowns of foreclosed assets, net	16	109	58	20	—
Foreclosed assets, net of rental income	53	50	(61)	70	72
Other expense	1,310	898	1,005	919	916
Total noninterest expense	5,936	5,045	5,136	5,199	5,157
Income before income taxes	2,917	4,396	4,418	3,531	2,473
Income taxes	889	1,474	1,471	1,189	867
Net income applicable to common shareholders	$2,028	$2,922	$2,947	$2,342	$1,606

Basic earnings per share	$0.12	$0.17	$0.17	$0.14	$0.10

Diluted earnings per share	$0.12	$0.17	$0.17	$0.14	$0.09

COMMON STOCK DATA

	2016	2015
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Unaudited)
Market value (1):
End of period	$8.70	$7.24	$6.51	$6.45	$5.47
High	8.84	7.31	7.00	6.55	5.75
Low	7.00	6.26	6.25	5.47	5.14
Book value (end of period)	6.22	6.05	5.88	5.66	5.59
Tangible book value (end of period)	6.22	6.05	5.88	5.66	5.59
Shares outstanding (end of period)	17,175,864	17,026,941	17,017,441	16,984,221	16,970,721
Average shares outstanding	17,125,928	16,939,010	16,993,822	16,970,721	16,768,908
Average diluted shares outstanding	17,451,354	17,085,752	17,161,783	17,088,102	16,958,466

(1) The prices shown are as reported on the NASDAQ Capital Market other than the first and second quarters of 2015, which were reported on the OTC Pink Marketplace.

ASSET QUALITY DATA

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
(Dollars in thousands)(Unaudited)
Loans identified as nonperforming	$2,146	$1,411	$3,117	$4,185	$6,211
Other nonperforming loans	—	67	55	55	—
Total nonperforming loans	2,146	1,478	3,172	4,240	6,211
Foreclosed assets	5,231	5,487	4,109	4,248	2,550
Total nonperforming assets	$7,377	$6,965	$7,281	$8,488	$8,761

Allowance for loan losses	11,335	11,741	11,753	12,420	13,778
Nonperforming assets to total assets	0.70%	0.67%	0.71%	0.85%	0.91%
Nonperforming loans to total assets	0.20%	0.14%	0.31%	0.43%	0.65%
Allowance for loan losses to nonperforming loans	528.19%	794.38%	370.52%	292.92%	221.83%

ALLOWANCE FOR LOAN LOSSES ROLLFORWARD
(Unaudited)	Three months ended,
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Beginning balance	$11,741	$11,753	$12,420	$13,778	$13,905
Charge-offs	506	133	654	736	335
Recoveries	100	636	800	127	208
Net charge-offs	406	(503)	(146)	609	127
Provision for loan losses	—	(515)	(813)	(749)	—
Ending balance	$11,335	$11,741	$11,753	$12,420	$13,778

Net charge-offs	406	(503)	(146)	609	127
Net chargeoff percentage (annualized)	0.21%	(0.26)%	(0.08)%	0.34%	0.07%

OTHER DATA
(Unaudited)
	Three months ended,
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Return on average assets	0.78%	1.11%	1.17%	0.96%	0.69%
Return on average equity	7.68%	11.48%	12.01%	9.77%	6.87%
Net interest margin	3.36%	3.29%	3.31%	3.23%	3.23%
Average loans to assets	73.63%	72.12%	72.37%	73.27%	74.37%
Average loans to deposits	88.00%	85.95%	86.63%	87.62%	89.38%
Average noninterest bearing deposits to total deposits	23.35%	23.45%	20.79%	22.08%	20.48%

COMPANY CAPITAL RATIOS
(Unaudited)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Tier 1 leverage ratio	9.72%	9.36%	9.39%	9.24%	9.70%
Common equity tier 1 capital ratio	11.94%	11.62%	11.57%	11.20%	11.47%
Tier 1 capital ratio	11.94%	11.62%	11.57%	11.20%	11.47%
Total capital ratio	14.99%	14.69%	14.71%	14.39%	15.08%
Tangible common equity to tangible assets	10.07%	9.90%	9.78%	9.67%	9.90%

NON-GAAP MEASURES

Pre-tax pre-provision core income (1)
(Dollars in thousands)(Unaudited)
	For the three months ended,
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Pre-tax net income	$2,917	$4,396	$4,418	$3,531	$2,473
Provision for loan losses	—	(515)	(813)	(749)	—
Gain on sale of securities	—	(212)	(251)	—	(21)
Merger related expenses included in professional fees	100	—	—	—	—
Losses on sale and writedowns of foreclosed assets, net	16	109	58	20	—
Foreclosed assets expense, net of rental income	53	50	(61)	70	72
Pre-tax pre-provision core income	$3,086	$3,828	$3,351	$2,872	$2,524

(1)  This is a non-GAAP financial measure. The Company’s management believes the presentation of pre-tax pre-provision core income provides investors with a greater understanding of the Company’s operating results, in addition to the results measured in accordance with GAAP.

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
The following tables reflect the components of net interest income for the three months ended March 31, 2016, and 2015:

	Three months ended March 31,
	2016			2015
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$768,983	$8,508	4.43%	$694,514	$7,815	4.50%
Investment securities (2)	206,535	1,101	2.13%	182,504	951	2.08%
Federal funds sold	—	—	—%	—	—	—%
Interest-bearing deposits with other banks	13,690	19	0.56%	11,779	13	0.44%
Total earning assets	$989,208	$9,628	3.89%	$888,797	$8,779	3.95%
Other assets	55,124			45,034
Total assets	$1,044,332			$933,831

Liabilities
NOW accounts	$104,467	$71	0.27%	$72,246	$23	0.13%
Money market accounts	234,455	162	0.28%	205,616	137	0.27%
Savings accounts	37,194	11	0.12%	31,785	13	0.16%
Time deposits	292,491	696	0.95%	303,293	804	1.06%
Total interest bearing deposits	668,607	940	0.56%	612,940	977	0.64%
Securities sold under agreements to repurchase	23,902	9	0.15%	28,820	7	0.10%
Secured borrowings	10,528	74	2.81%	—	—	—
Mortgage payable	—	—	—%	450	7	6.22%
FHLB borrowings	12,067	10	0.33%	656	—	—%
Subordinated debentures	15,300	297	7.76%	29,136	603	8.28%
Total interest bearing liabilities	730,404	$1,330	0.73%	672,002	1,594	0.95%
Noninterest bearing deposits	205,215			164,072
Other liabilities	3,051			4,194
Total liabilities	$938,670			$840,268

Total shareholders' equity	$105,662			$93,563

Total liabilities and equity	$1,044,332			$933,831

Net interest income		$8,298			$7,185

Interest rate spread			3.16%			3.00%

Net interest margin			3.36%			3.23%

The net interest income and margin increases were primarily due to increased loan volume as well as our refinancing our subordinated debentures with lower cost secured borrowings.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the years noted (dollars in thousands):

	Three months ended March 31,
	2016 compared to 2015
	Average Volume	Average Rate	Mix	Net Increase (Decrease)
Interest Income
Loans	$827	$(121)	$(13)	$693
Investment securities	124	23	3	150
Interest bearing deposits with other banks	1	4	1	6
Total interest income	952	(94)	(9)	849

Interest expense
NOW accounts	$10	$27	$11	$48
Money market accounts	19	5	1	25
Savings accounts	2	(3)	(1)	(2)
Time deposits	(29)	(82)	3	(108)
Secured borrowings	—	—	74	74
Securities sold under agreements to repurchase	(1)	4	(1)	2
FHLB advances	10	—	—	10
Mortgage payable	(7)	(7)	7	(7)
Subordinated debentures	(286)	(38)	18	(306)
Total interest expense	(282)	(94)	112	(264)
Change in net interest income	$1,234	$—	$(121)	$1,113
Provision for Loan Losses
The Company had no provision for loan losses for the three months ended March 31, 2016 and 2015, respectively. The Company had net charge-offs of $406,000 and of $127,000 for the three months ended March 31, 2016 and 2015, respectively. Nonperforming loans increased 45.20% from $1.5 million at December 31, 2015 to $2.1 million at March 31, 2016. The increase in nonperforming loans was primarily the result of the downgrade of one loan relationship, offset by paydowns and charge-offs on other nonperforming loans throughout the quarter. Despite the increase in nonperforming loans, there being no provision for loan losses during the first quarter was the result of continued improvement in the three-year loss history which is the starting point for the Company’s allowance for loan loss calculation.

Noninterest Income

The following table sets forth the components of noninterest income for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Service charges on deposit accounts	$204	$183
Gain on sale of securities	—	21
Mortgage fee income	78	103
Other	273	138
Total noninterest income	$555	$445

Noninterest income for the three months ended March 31, 2016 increased from the same period in 2015. Service charges on deposit accounts were up for the three months ended March 31, 2016 from the same period in 2015, primarily due to an increase in account analysis fees. There were no realized gains on sales of securities during the three months ended March 31, 2016 as there were no sales on investment securities during the quarter. For the three months ended March 31, 2016, the Company saw lower mortgage loan sale volumes than in 2015, and in turn, lower mortgage fee income. There was an increase in other noninterest income for the three months ended March 31, 2016, which was primarily due to income on BOLI. In the fourth quarter of 2015, an additional $12 million in BOLI was purchased.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Salaries and employee benefits	$3,256	$2,884
Occupancy and equipment expense	437	492
Data processing	257	224
Professional fees	392	380
Advertising and business development	215	189
Losses on sale and writedowns of foreclosed assets, net	16	—
Foreclosed assets, net of rental income	53	72
Other expense	1,310	916
Total noninterest expense	$5,936	$5,157

Salaries and employee benefits were higher for the three months ended March 31, 2016 compared to the same period in 2015. This was the result of new hires during 2015 and 2016 primarily related to the lending area. Occupancy and equipment expense was down from the same period in 2015 as we are seeing decreases in depreciation and amortization as a result of a significant number of assets that became fully depreciated in 2015. Professional fees were up slightly for the three months ended March 31, 2016, compared to the same period in 2015 as a result of $100,000 in legal fees paid during 2016 related to the Merger. Legal fees during the first quarter of 2015 included higher loan related legal expenses which were down for the same period in 2016. Losses on sale and writedowns of foreclosed assets, net, were higher in the first quarter of 2016 due to the sale of two foreclosed assets; while expenses on foreclosed assets, net of rental income, were down due to the sale of several foreclosed properties since the same period in 2015. The increase in other expenses was in relation to the addition of six commercial banking officers and the related recruitment expenses during the first quarter of 2016.

Income Taxes

The Company realized income tax expense of $889,000 and $867,000 for the three months ended March 31, 2016 and 2015, respectively. Net deferred tax assets were $7.6 million and $9.2 million at March 31, 2016 and December 31, 2015, respectively.

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. As of March 31, 2016, the Company did not have a valuation allowance against the net deferred tax assets.

The Company had a federal net operating loss carryforward of $8.2 million and $9.3 million at March 31, 2016 and December 31, 2015, respectively, which could be used to offset future regular corporate federal income tax as of March 31, 2016 and December 31, 2015. The net operating loss carryforward expires between the December 31, 2031 and December 31, 2033, fiscal tax years. The Company had an Illinois net operating loss carryforward of $9.7 million and $11.1 million at March 31, 2016 and December 31, 2015, respectively, that could be used to offset future regular corporate state income tax, as of March 31, 2016 and December 31, 2015. This Illinois net operating loss carryforward will expire between the December 31, 2026 and December 31, 2028, fiscal tax years.
Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	March 31, 2016		December 31, 2015		March 31, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$27,798	4%	$22,082	3%	$18,555	3%
Farmland and Agricultural Production	9,060	1%	9,989	1%	8,869	1%
Residential 1-4 Family	139,208	18%	135,864	18%	102,432	14%
Multifamily	31,511	4%	34,272	5%	26,015	4%
Commercial Real Estate	378,304	49%	381,098	49%	369,113	52%
Commercial and Industrial	181,142	23%	179,623	23%	176,281	25%
Consumer and other	7,318	1%	9,417	1%	10,683	1%
Total Loans	$774,341	100%	$772,345	100%	$711,948	100%
Total loans increased by $2.0 million during the three months ended March 31, 2016 as a result of new loan originations. New loans originated during the three months ended March 31, 2016 were primarily in the construction and land development, commercial and industrial, and residential 1-4 family categories.
The contractual maturity distributions of our loan portfolio as of March 31, 2016 are indicated in the tables below:

	Loans Maturities March 31, 2016
(Dollars in thousands)	Within One Year	One Year to Five Years	After Five Years	Total
Construction and Land Development	$19,517	$—	$8,281	$27,798
Farmland and Agricultural Production	1,703	—	7,357	9,060
Residential 1-4 Family	18,440	34,593	86,175	139,208
Multifamily	898	1,175	29,438	31,511
Commercial Real Estate	28,698	96,767	252,839	378,304
Commercial and Industrial	82,003	10,943	88,196	181,142
Consumer and other	3,831	20	3,467	7,318
Total	$155,090	$143,498	$475,753	$774,341

March 31, 2016
(Dollars in thousands)	Due After One Year
Loans with:
Predetermined interest rates	$520,345
Floating or adjustable rates	98,906
$619,251

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

At March 31, 2016 and December 31, 2015, the allowance for loan losses was $11.3 million and $11.7 million, respectively. During the first quarter of 2016, we have seen a reduction in the allowance to total loan percentage from 1.52% at December 31, 2015, to 1.46% at March 31, 2016. This decrease has been the result of the reduction in nonperforming assets year-over-year and an improving net charge-off history, which is the starting point for the Company’s allowance for loan losses calculation. In addition, the allowance for loan losses to nonperforming loans decreased from 794.38% at December 31, 2015, to 528.19% at March 31, 2016.

For the quarters ended March 31, 2016 and 2015, the Company had net charge-offs of $406,000 and $127,000, respectively. Higher charge-offs in the first quarter of 2016 were the result of charge-offs of specific reserves in addition to newly identified charge-offs.

Charge-offs and recoveries for each major loan category are shown in the table below:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$11,741	$13,905
Charge-offs:
Construction and Land Development	—	—
Farmland and Agricultural Production	—	—
Residential 1-4 Family	9	72
Multifamily	—	—
Commercial Real Estate	—	263
Commercial and Industrial	496	—
Consumer and other	1	—
Total charge-offs	$506	$335
Recoveries:
Construction and Land Development	17	17
Farmland and Agricultural Production	—	—
Residential 1-4 Family	27	150
Multifamily	—	—
Commercial Real Estate	8	9
Commercial and Industrial	48	30
Consumer and other	—	2
Total recoveries	$100	$208
Net charge-offs	406	127
Provision for loan losses	—	—
Allowance for loan losses at end of period	$11,335	$13,778
Selected loan quality ratios:
Net charge-offs to average loans	0.01%	0.07%
Allowance to total loans at end of period	1.46%	1.94%
Allowance to nonperforming loans at end of period	528.19%	221.83%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	March 31, 2016		December 31, 2015
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans
Construction and Land Development	$381	7%	$813	7%
Farmland and Agricultural Production	37	—%	43	—%
Residential 1-4 Family	1,262	12%	1,370	12%
Multifamily	126	1%	141	1%
Commercial Real Estate	4,524	42%	4,892	42%
Commercial	4,892	37%	4,286	37%
Consumer and other	113	1%	196	1%
Total	$11,335	100%	$11,741	100%
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
There were approximately $2.1 million of nonperforming loans at March 31, 2016, which were higher than the $1.5 million of nonperforming loans at December 31, 2015.
Impaired loans were $10.0 million and $9.8 million at March 31, 2016 and December 31, 2015, respectively. Included in impaired loans at March 31, 2016 were $1.7 million in loans with valuation allowances totaling $1,225,000, and $8.3 million in loans without valuation allowances. Included in impaired loans at December 31, 2015 were $1.1 million in loans with valuation allowances totaling $471,000, and $8.7 million in loans without valuation allowances.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing:

	March 31, 2016	December 31, 2015	March 31, 2015
Nonaccrual loans	$2,146	$1,411	$6,211
Accruing loans delinquent 90 days or more	—	67	—
Nonperforming loans	$2,146	$1,478	$6,211
Troubled debt restructurings accruing interest	$2,207	$2,738	$2,771

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of March 31, 2016 and December 31, 2015 were approximately $14.3 million and $11.8 million, respectively.  Management believes it has established an adequate allowance for probable loan losses, as appropriate under U.S. GAAP and applicable regulatory guidance.

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
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government sponsored enterprises	$16,244	$16,551	$16,284	$16,409
Residential collateralized mortgage obligations	61,474	62,334	62,701	62,364
Residential mortgage backed securities	27,675	27,697	28,494	28,291
State and political subdivisions	94,720	97,292	96,480	98,540
Total securities available for sale	$200,113	$203,874	$203,959	$205,604
Securities with a fair value of $68.1 million and $82.2 million were pledged as collateral on public funds, securities sold under agreements or for other purposes as required or permitted by law, as of March 31, 2016 and December 31, 2015, respectively. The decrease in pledged securities is a result of decreases in public funds deposits, in addition to securities sold under agreements to repurchase.
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

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$204,414	23%	$196,063	23%
NOW and money market accounts	342,009	39%	336,197	39%
Savings	38,481	4%	36,207	4%
Time deposit certificates of $250,000 or more	70,893	8%	69,961	8%
Time deposit certificates, $100,000 to $250,000	125,959	14%	127,091	15%
Other time deposit certificates	97,224	11%	100,472	11%
Total	$878,980	100%	$865,991	100%

The composition of brokered deposits included in deposits was as follows (in thousands):

	March 31, 2016	December 31, 2015
NOW and money market accounts	$17,930	$35,271
Time deposit certificates	13,878	11,874
	$31,808	$47,145

The following table sets forth our time deposits segmented by months to maturity and deposit amount (dollars in thousands):

	March 31, 2016
	Time Deposits $250 and Greater	Time Deposits of $100 - $250	Time Deposits of Less than $100	Total
Months to maturity:
Three or less	$9,823	$17,777	$12,738	$40,338
Over Three to Six	10,921	16,176	9,746	36,843
Over Six to Twelve	22,805	41,064	32,901	96,770
Over Twelve	27,344	50,942	41,839	120,125
Total	$70,893	$125,959	$97,224	$294,076

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	March 31, 2016	December 31, 2015
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$23,902	$30,849
Outstanding at end of period	21,917	25,069
Maximum month-end outstanding	23,572	37,474
Rate:
Weighted average interest rate during the year	0.15%	0.15%
Weighted average interest rate at end of the period	0.16%	0.16%

FHLB borrowings:
Balance:
Average daily outstanding	$12,067	$1,686
Outstanding at end of period	25,000	16,000
Maximum month-end outstanding	25,000	16,000
Rate:
Weighted average interest rate during the year	0.18%	0.18%
Weighted average interest rate at end of the period	0.24%	0.24%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies. As of March 31, 2016, the Bank was permitted to pay dividends due to having retained earnings of $2.9 million. $2.8 million in dividends were paid by the Bank to the Company during the first quarter of 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity, Tier 1 capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, each as defined in the applicable regulations. Management believes, as of March 31, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 to our Unaudited Consolidated Financial Statements for more information.

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
The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There were no uncertain tax positions as of March 31, 2016 and December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to potential losses arising from changes in interest rates. We are exposed to interest rate risk inherent in our lending and deposit taking activities as a financial institution. We offer an extensive variety of financial products to meet the diverse needs of our clients. These products sometimes contribute to interest rate risk for us when product groups do not complement one another. For example, depositors may want short-term deposits while borrower desire long-term loans. Changes in market interest rates may also result in changes in the fair value of our financial instruments, cash flows, and net interest income.

Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount. Yield curve risk arises when assets and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products because some borrowers have the option to prepay their loans when rates fall while some depositors can redeem their certificates of deposit early when rates rise.

We have established an ALCO for the Bank, which is responsible for the Bank's interest rate risk management. We have implemented a sophisticated asset/liability model at the Bank to measure interest rate risk. Interest rate risk measures include earnings simulation, economic value of equity (“EVE”) and gap analysis.

Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE's long-term horizon helps identify changes in optionality and longer-term positions. However, EVE's liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. Our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The Bank's ALCO reviews earnings simulations over the ensuing 12 and 24 months under various interest rate scenarios. Reviewing these various measures provides us with a reasonably comprehensive view of our interest rate risk profile.

The following gap analysis compares the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. As indicated in our Gap Analysis table, our one-year cumulative gap ratio at March 31, 2016 was 1.16.

The table below does not include unrealized gains on investment securities of $4.0 million at March 31, 2016, in rate sensitive assets.

	March 31, 2016
	0-3 Months	3-12 Months	12-60 Months	> 60 Months	Total
Rate Sensitive Assets
Interest-Bearing Deposits with Bank	$30,558	$—	$—	$—	$30,558
Investment Securities	2,934	9,834	88,446	98,899	200,113
Loans	253,324	115,548	344,602	60,867	774,341
Non-Marketable Equity Securities	1,367	—	—	—	1,367
Total Rate Sensitive Assets	$288,183	$125,382	$433,048	$159,766	$1,006,379

Rate Sensitive Liabilities
NOW Accounts	$3,675	$11,026	$55,131	$34,304	$104,136
Money Market Accounts	64,510	70,921	102,442	—	237,873
Savings	4,618	13,853	20,010	—	38,481
Time Deposits	40,342	133,492	119,690	552	294,076
Total Interest Bearing Deposits	113,145	229,292	297,273	34,856	674,566
Borrowed Funds	35,793	2,321	17,815	16,308	72,237
Total Rate Sensitive Liabilities	$148,938	$231,613	$315,088	$51,164	$746,803

Cumulative Gap Report Summary Information
Rate Sensitive Assets (RSA)	$288,183	$413,565	$846,613	$1,006,379	$1,006,379
Rate Sensitive Liabilities (RSL)	148,938	380,551	695,639	746,803	746,803
Cumulative Gap (GAP=RSA-RSL)	139,245	57,833	175,792	284,395	284,395

Total Assets	$1,060,862

RSA/RSL	1.93%	1.09%	1.22%	1.35%	1.35%
RSA/Assets	27.16%	38.91%	79.8%	94.86%	94.86%
RSL/Assets	14.04%	35.87%	65.57%	70.40%	70.4%
Gap/Assets	13.13%	5.45%	16.57%	26.81%	26.81%
Gap/RSA	48.32%	13.98%	20.76%	28.26%	28.26%

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Item 1A. Risk Factors
Other than the risk factors listed below, there have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A “Risk Factors,” in the Company’s 2015 Annual Report on Form 10-K. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.
The acquisition of Mazon State Bank, and other potential future acquisitions, could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and adversely affect our financial results.
On March 14, 2016, we entered into the Merger Agreement providing for the acquisition of Mazon State Bank, which is expected to close in the third quarter of 2016, subject to customary closing conditions. As part of our business strategy, we may consider acquisitions of other banks or financial institutions or branches, assets or deposits of such organizations. There is no assurance, however, that we will determine to pursue any of these opportunities or that if we determine to pursue them that we will be successful. Acquisitions involve numerous risks, any of which could harm our business, including:

•
difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers of the target company;

•	diversion of financial and management resources from existing operations;

•
the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets or areas in which we have limited or no experience or are outside our core competencies;

•	potential loss of key employees, customers and strategic alliances from either our current business or the business of the target company;

•	assumption of unanticipated problems or latent liabilities; and

•	inability to generate sufficient revenue to offset acquisition costs.

Future acquisitions may involve the issuance of our equity securities as payment or in connection with financing the business or assets acquired, and as a result, could dilute the ownership interests of existing stockholders. In addition, consummating these transactions could result in the incurrence of additional debt and related interest expense, as well as unforeseen liabilities, all of which could have a material adverse effect on our business, results of operations and financial condition. The failure to successfully evaluate and execute acquisitions or otherwise adequately address the risks associated with acquisitions could have a material adverse effect on our business, results of operations and financial condition.

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
First Community Financial Partners, Inc.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

Date: May 10, 2016	/s/ Roy C. Thygesen
Roy C. Thygesen
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	/s/ Glen L. Stiteley
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and March 31, 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.