Form 10-Q
period 2016-06-30
First Community Financial Partners, Inc.
filed 2016-08-01
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were outstanding 17,183,780 shares of the Registrant’s common stock as of July 29, 2016.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-Q

June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
	June 30, 2016	December 31, 2015
Assets	(dollars in thousands, except per share data) (June 30, 2016 data is unaudited)
Cash and due from banks	$13,777	$10,699
Interest-bearing deposits in banks	19,335	7,406
Securities available for sale	179,517	205,604
Non-marketable equity securities	3,825	1,367
Mortgage loans held for sale	711	400
Loans and leases, net of allowance for loan losses of $12,044 in 2016; $11,741 in 2015	860,613	760,578
Premises and equipment, net	18,297	18,529
Foreclosed assets	2,211	5,487
Cash surrender value of life insurance	16,846	16,561
Deferred tax asset, net	5,402	9,191
Accrued interest receivable and other assets	4,828	4,830
Total assets	$1,125,362	$1,040,652

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$203,258	$196,063
Interest bearing	693,572	669,928
Total deposits	896,830	865,991
Other borrowed funds	99,401	53,015
Subordinated debt	15,300	15,300
Accrued interest payable and other liabilities	2,722	3,305
Total liabilities	1,014,253	937,611

Concentrations, Commitments and Contingencies (Note 9)

First Community Financial Partners, Inc. Shareholders’ Equity
Common stock, $1.00 par value; 60,000,000 shares authorized; 17,183,780 issued and outstanding at June 30, 2016 and 17,026,941 issued and outstanding at December 31, 2015	17,184	17,027
Additional paid-in capital	82,752	82,211
Retained earnings	7,093	2,800
Accumulated other comprehensive income	4,080	1,003
Total shareholders' equity	111,109	103,041
Total liabilities and shareholders' equity	$1,125,362	$1,040,652

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income:	(dollars in thousands, except per share data)(unaudited)
Loans, including fees	$9,024	$8,090	$17,532	$15,906
Securities	1,042	962	2,143	1,913
Federal funds sold and other	21	15	40	28
Total interest income	10,087	9,067	19,715	17,847
Interest expense:
Deposits	957	987	1,897	1,964
Federal funds purchased and other borrowed funds	119	17	212	31
Subordinated debentures	297	603	594	1,206
Total interest expense	1,373	1,607	2,703	3,201
Net interest income	8,714	7,460	17,012	14,646
Provision for loan losses	500	(749)	500	(749)
Net interest income after provision for loan losses	8,214	8,209	16,512	15,395
Noninterest income:
Service charges on deposit accounts	207	194	411	377
Gain on sale of loans	—	—	—	—
Gain on sale of securities	603	—	603	21
Mortgage fee income	116	153	194	257
Other	315	174	588	313
	1,241	521	1,796	968
Noninterest expenses:
Salaries and employee benefits	3,311	2,810	6,567	5,694
Occupancy and equipment expense	429	505	866	997
Data processing	690	237	947	462
Professional fees	375	411	767	792
Advertising and business development	262	227	477	417
Losses on sale and writedowns of foreclosed assets, net	31	20	47	20
Foreclosed assets expenses, net of rental income	60	70	113	141
Other expense	974	919	2,284	1,834
	6,132	5,199	12,068	10,357
Income before income taxes	3,323	3,531	6,240	6,006
Income taxes	1,058	1,189	1,947	2,056
Net income	$2,265	$2,342	$4,293	$3,950

Common share data
Basic earnings per common share	$0.13	$0.14	$0.25	$0.23
Diluted earnings per common share	0.13	0.14	0.25	0.23

Weighted average common shares outstanding for basic earnings per common share	17,182,197	16,970,721	17,154,028	16,870,372
Weighted average common shares outstanding for diluted earnings per common share	17,550,547	17,088,102	17,473,013	17,009,399

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)(unaudited)
Net income	$2,265	$2,342	$4,293	$3,950

Unrealized holding gains (losses) on investment securities	3,529	(2,026)	5,646	(321)
Reclassification adjustments for gains included in net income	(603)	—	(603)	(21)
Tax effect of realized and unrealized gains and losses on investment securities	(1,141)	792	(1,966)	134
Other comprehensive income (loss), net of tax	1,785	(1,234)	3,077	(208)

Comprehensive income	$4,050	$1,108	$7,370	$3,742

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Six months ended June 30, 2016 and 2015

	Common Stock	Additional Paid-In Capital	Retained earnings (accumulated deficit)	Accumulated Other Comprehensive Income	Total

	(in thousands, except share data)(unaudited)
Balance, December 31, 2014	$16,668	$81,648	$(7,019)	$756	$92,053
Net income	—	—	3,950	—	3,950
Other comprehensive loss, net of tax	—	—	—	(208)	(208)
Issuance of 302,719 shares of common stock for restricted stock awards and amortization	303	(297)	—	—	6
Issuance of 13,500 shares of common stock for exercise of warrants	13	45	—	—	58
Reclass of warrants upon redemption of preferred stock	—	(237)	—	—	(237)
Stock based compensation expense	—	548	—	—	548
Balance, June 30, 2015	$16,984	$81,707	$(3,069)	$548	$96,170

Balance, December 31, 2015	$17,027	$82,211	$2,800	$1,003	$103,041
Net income	—	—	4,293	—	4,293
Other comprehensive income, net of tax	—	—	—	3,077	3,077
Issuance of 136,239 shares of common stock for restricted stock awards and amortization	136	(150)	—	—	(14)
Issuance of 5,000 shares of common stock for exercise of warrants	5	9	—	—	14
Reclass of warrants upon redemption of subordinated debt, net of amortization	16	83	—	—	99
Tax windfall benefit	—	108	—	—	108
Stock based compensation expense	—	491	—	—	491
Balance, June 30, 2016	$17,184	$82,752	$7,093	$4,080	$111,109

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Six months ended June 30,
	2016	2015
	(in thousands)(unaudited)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$4,293	$3,950
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	1,031	893
Provision for loan losses	500	(749)
Losses on sales of foreclosed assets	47	20
Net accretion (amortization) of deferred loan fees	125	(16)
Warrant accretion	—	6
Depreciation and amortization of premises and equipment	542	567
Realized gains on sales of available for sale securities, net	(603)	(21)
Increase in cash surrender value of life insurance	(285)	(64)
Deferred income taxes	1,823	1,877
Increase in mortgage loans held for sale	(311)	(711)
Increase (decrease) in accrued interest receivable and other assets	2	(719)
(Decrease) increase in accrued interest payable and other liabilities	(376)	611
Restricted stock compensation expense	405	511
Stock option compensation expense	86	37
Net cash provided by operating activities	7,279	6,192
Cash Flows From Investing Activities
Net change in interest bearing deposits in banks	(11,929)	(18,723)
Activity in available for sale securities:
Purchases	—	(27,443)
Maturities, prepayments and calls	30,702	9,671
Sales	—	2,263
Purchases of non-marketable equity securities	(2,458)	—
Net increase in loans	(100,660)	(41,129)
Purchases of premises and equipment	(310)	(45)
Proceeds from sale of foreclosed assets	3,229	67
Net cash used in investing activities	(81,426)	(75,339)
Cash Flows From Financing Activities
Net increase in deposits	30,839	64,978
Cash paid on redemption of subordinated debt	—	(14,060)
Net increase in other borrowings	46,386	14,569
Net cash provided by financing activities	77,225	65,487
Net change in cash and due from banks	3,078	(3,660)
Cash and due from banks:
Beginning	10,699	13,329
Ending	$13,777	$9,669

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,673	$2,915
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	—	1,805

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Basis of Presentation

These are the unaudited consolidated financial statements of First Community Financial Partners, Inc. (the “Company” or “First Community”) and its subsidiaries, including its wholly owned bank subsidiary, First Community Financial Bank (the “Bank”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forwardlooking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income	$2,265	$2,342	$4,293	$3,950

Weighted average shares outstanding for basic earnings per common share	17,182,197	16,970,721	17,154,028	16,870,372
Dilutive effect of stock-based compensation and warrants	368,350	117,381	318,985	139,027
Weighted average shares outstanding for diluted earnings per common share	17,550,547	17,088,102	17,473,013	17,009,399

Basic income per common share	$0.13	$0.14	$0.25	$0.23
Diluted income per common share	0.13	0.14	0.25	0.23

Note 3.	Securities Available for Sale
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

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations	$56,808	$1,600	$—	$58,408
Residential mortgage backed securities	27,190	377	—	27,567
State and political subdivisions	88,831	4,711	—	93,542
	$172,829	$6,688	$—	$179,517
December 31, 2015
Government sponsored enterprises	$16,284	$125	$—	$16,409
Residential collateralized mortgage obligations	62,701	138	475	62,364
Residential mortgage backed securities	28,494	65	268	28,291
State and political subdivisions	96,480	2,178	118	98,540
	$203,959	$2,506	$861	$205,604

Securities with a fair value of $83.4 million and $82.2 million were pledged as collateral on public funds, securities sold under agreements to repurchase or for other purposes as required or permitted by law as of June 30, 2016 and December 31, 2015, respectively.

The amortized cost and fair value of debt securities available for sale as of June 30, 2016, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$3,659	$3,683
Over 1 year through 5 years	15,830	16,149
Over 5 years through 10 years	32,732	34,170
Over 10 years	36,610	39,540
Residential collateralized mortgage obligations and mortgage backed securities	83,998	85,975
	$172,829	$179,517

Realized gains on the sales of securities were $603,000 and $21,000 during the six months ended June 30, 2016 and 2015, respectively.

There were no securities with unrealized losses at June 30, 2016 and no unrealized losses which management believed were other-than-temporarily impaired at December 31, 2015. Unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of December 31, 2015 are as follows:

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential collateralized mortgage obligations	$46,373	$475	$—	$—	$46,373	$475
Residential mortgage backed securities	27,012	268	—	—	27,012	268
State and political subdivisions	12,283	118	—	—	12,283	118
	$85,668	$861	$—	$—	$85,668	$861

Note 4.	Loans and Leases

A summary of the balances of loans follows (in thousands):

	June 30, 2016	December 31, 2015
Construction and Land Development	$30,834	$22,082
Farmland and Agricultural Production	9,235	9,989
Residential 1-4 Family	143,908	135,864
Multifamily	30,809	34,272
Commercial Real Estate	410,461	381,098
Commercial and Industrial	239,038	179,623
Leases, net	448	—
Consumer and other	7,939	9,417
	872,672	772,345
Net deferred loan fees	(15)	(26)
Allowance for loan losses	(12,044)	(11,741)
	$860,613	$760,578

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$29,459	$1,375	$—	$—	$30,834	$—	$30,834
Farmland and Agricultural Production	9,235	—	—	—	9,235	—	9,235
Residential 1-4 Family	143,329	41	—	—	143,370	538	143,908
Multifamily	30,809	—	—	—	30,809	—	30,809
Commercial Real Estate
Retail	99,323	—	—	—	99,323	—	99,323
Office	56,097	—	—	—	56,097	—	56,097
Industrial and Warehouse	69,521	—	—	—	69,521	—	69,521
Health Care	29,363	—	—	—	29,363	—	29,363
Other	155,472	603	—	—	156,075	82	156,157
Commercial and Industrial	232,847	3,964	225	—	237,036	2,002	239,038
Leases, net	448	—	—	—	448	—	448
Consumer and other	7,939	—	—	—	7,939	—	7,939
Total	$863,842	$5,983	$225	$—	$870,050	$2,622	$872,672

December 31, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$21,885	$—	$197	$—	$22,082	$—	$22,082
Farmland and Agricultural Production	9,989	—	—	—	9,989	—	9,989
Residential 1-4 Family	135,632	182	—	—	135,814	50	135,864
Multifamily	34,272	—	—	—	34,272	—	34,272
Commercial Real Estate
Retail	95,570	—	—	—	95,570	—	95,570
Office	55,151	—	—	—	55,151	—	55,151
Industrial and Warehouse	65,536	—	—	—	65,536	—	65,536
Health Care	29,985	—	—	—	29,985	—	29,985
Other	134,762	—	—	—	134,762	94	134,856
Commercial and Industrial	178,289	—	—	67	178,356	1,267	179,623
Consumer and other	9,417	—	—	—	9,417	—	9,417
Total	$770,488	$182	$197	$67	$770,934	$1,411	$772,345

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. There was no balance to report at June 30, 2016 and December 31, 2015.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$27,199	$3,635	$—	$—	$30,834
Farmland and Agricultural Production	9,235	—	—	—	9,235
Multifamily	30,148	661	—	—	30,809
Commercial Real Estate
Retail	91,517	—	7,806	—	99,323
Office	56,097	—	—	—	56,097
Industrial and Warehouse	68,708	813	—	—	69,521
Health Care	29,363	—	—	—	29,363
Other	148,612	4,020	3,514	11	156,157
Commercial and Industrial	226,772	7,412	4,094	760	239,038
Leases, net	448	—	—	—	448
Total	$688,099	$16,541	$15,414	$771	$720,825

June 30, 2016	Performing	Non-performing*	Total
Residential 1-4 Family	$143,370	$538	$143,908
Consumer and other	7,939	—	7,939
Total	$151,309	$538	$151,847

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$19,450	$2,632	$—	$—	$22,082
Farmland and Agricultural Production	9,989	—	—	—	9,989
Multifamily	33,598	674	—	—	34,272
Commercial Real Estate
Retail	87,665	—	7,905	—	95,570
Office	55,151	—	—	—	55,151
Industrial and Warehouse	64,699	837	—	—	65,536
Health Care	29,985	—	—	—	29,985
Other	128,988	2,664	3,192	12	134,856
Commercial and Industrial	173,324	4,714	355	1,230	179,623
Total	$602,849	$11,521	$11,452	$1,242	$627,064

December 31, 2015	Performing	Non-performing*	Total
Residential 1-4 Family	$135,814	$50	$135,864
Consumer and other	9,417	—	9,417
Total	$145,231	$50	$145,281

* Non-performing loans include those on non-accrual status and those that are 90 days or more past due and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended June 30, 2016 and 2015 (in thousands):

June 30, 2016	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Leases	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$381	$37	$1,262	$126	$4,524	$4,892	$—	$113	$11,335
Provision for loan losses	31	4	11	15	458	45	2	(66)	500
Loans charged-off	—	—	—	—	—	(191)	—	(2)	(193)
Recoveries of loans previously charged-off	12	—	4	—	6	379	—	1	402
Ending balance	$424	$41	$1,277	$141	$4,988	$5,125	$2	$46	$12,044

June 30, 2015
Allowance for loan losses:
Beginning balance	$731	$439	$1,146	$97	$7,162	$3,917	$—	$286	$13,778
Provision for loan losses	49	(412)	3	(2)	(672)	410	—	(125)	(749)
Loans charged-off	—	—	(123)	—	(105)	(507)	—	(2)	(737)
Recoveries of loans previously charged-off	18	—	21	—	9	75	—	5	128
Ending balance	$798	$27	$1,047	$95	$6,394	$3,895	$—	$164	$12,420

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the six months ended June 30, 2016 and 2015 (in thousands):

June 30, 2016	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Leases	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$813	$43	$1,370	$141	$4,892	$4,286	$—	$196	$11,741
Provision for loan losses	(418)	(2)	(115)	—	83	1,099	2	(149)	500
Loans charged-off	—	—	(9)	—	—	(687)	—	(3)	(699)
Recoveries of loans previously charged-off	29	—	31	—	13	427	—	2	502
Ending balance	$424	$41	$1,277	$141	$4,988	$5,125	$2	$46	$12,044

June 30, 2015
Allowance for loan losses:
Beginning balance	$758	$459	$1,199	$67	$6,828	$4,296	$—	$298	$13,905
Provision for loan losses	5	(432)	(128)	28	(347)	263	—	(138)	(749)
Loans charged-off	—	—	(195)	—	(104)	(770)	—	(3)	(1,072)
Recoveries of loans previously charged-off	35	—	171	—	17	106	—	7	336
Ending balance	$798	$27	$1,047	$95	$6,394	$3,895	$—	$164	$12,420

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Leases	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$29	$—	$—	$945	$—	$—	$974
Collectively evaluated for impairment	424	41	1,248	141	4,988	4,180	2	46	11,070
Ending balance	$424	$41	$1,277	$141	$4,988	$5,125	$2	$46	$12,044
Loans:
Individually evaluated for impairment	$—	$—	$2,134	$—	$3,807	$4,470	$—	$—	$10,411
Collectively evaluated for impairment	30,834	9,235	141,774	30,809	406,654	234,568	448	7,939	862,261
Ending balance	$30,834	$9,235	$143,908	$30,809	$410,461	$239,038	$448	$7,939	$872,672

December 31, 2015
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$30	$—	$—	$441	$—	$—	$471
Collectively evaluated for impairment	813	43	1,340	141	4,892	3,845	—	196	11,270
Ending balance	$813	$43	$1,370	$141	$4,892	$4,286	$—	$196	$11,741
Loans:
Individually evaluated for impairment	$—	$—	$1,661	$—	$4,381	$3,777	$—	$—	$9,819
Collectively evaluated for impairment	22,082	9,989	134,203	34,272	376,717	175,846	—	9,417	762,526
Ending balance	$22,082	$9,989	$135,864	$34,272	$381,098	$179,623	$—	$9,417	$772,345

The following tables present additional detail regarding impaired loans, segregated by class, as of and for the three and six months ended June 30, 2016 and year ended December 31, 2015 (dollars in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

June 30, 2016
				Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	1,709	1,670	—	1,409	15	1,337	30
Multifamily	—	—	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	6	165	—
Industrial and Warehouse	—	—	—	—	—	—	—
Health Care	—	—	—	—		—	—
Other	3,872	3,807	—	3,819	20	3,841	51
Commercial and Industrial	4,295	3,292	—	3,295	33	3,240	70
Consumer and other	—	—	—	—	—	—	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—	—	—
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	464	464	29	465	5	466	11
Multifamily	—	—	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—	—	—
Health Care	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and Industrial	1,178	1,178	945	1,208	—	1,021	—
Consumer and other	—	—	—	—	—	—	—
Total	$11,518	$10,411	$974	$10,196	$79	$10,070	$162

December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,232	1,193	—	1,280	61
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—
Office	494	494	—	502	26
Industrial and Warehouse	—	—	—	1,441	—
Health Care	—	—	—	—	—
Other	3,952	3,887	—	5,015	127
Commercial and Industrial	3,331	3,131	—	3,640	130
Consumer and other	—	—	—	4	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	468	468	30	473	23
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	64	—
Commercial and Industrial	1,109	646	441	491	—
Consumer and other	—	—	—	—	—
Total	$10,586	$9,819	$471	$12,910	$367

During the six months ended June 30, 2016 and 2015, there were no troubled debt restructurings added.

Troubled debt restructurings that were accruing were $2.2 million and $2.7 million as of June 30, 2016 and December 31, 2015, respectively. Troubled debt restructurings that were non-accruing were $82,000 and $94,000 as of June 30, 2016 and December 31, 2015.

The following presents a rollfoward activity of troubled debt restructurings (in thousands, except number of loans):

	Six months ended,
	June 30, 2016
	Recorded Investment	Number of Loans
Balance, beginning	$2,832	6
Additions to troubled debt restructurings	—	—
Removal of troubled debt restructurings	(519)	(2)
Charge-off related to troubled debt restructurings	—	—
Transfers to other real estate owned	—	—
Repayments and other reductions	(33)	—
Balance, ending	$2,280	4

Restructured loans are evaluated for impairment at each reporting date as part of the Company’s determination of the allowance for loan losses.

Note 5.	Deposits

The composition of interest-bearing deposits was as follows (in thousands):

	June 30, 2016	December 31, 2015
NOW and money market accounts	$341,553	$336,197
Savings	40,603	36,207
Time deposit certificates of $250,000 or more	95,539	69,961
Time deposit certificates of $100,000 to $250,000	122,305	127,091
Other time deposit certificates	93,572	100,472
	$693,572	$669,928

The composition of brokered deposits included in deposits was as follows (in thousands):

	June 30, 2016	December 31, 2015
NOW and money market accounts	$28,800	$35,271
Time deposit certificates	33,924	11,874
	$62,724	$47,145

Note 6.	Other Borrowed Funds

The composition of other borrowed funds was as follows (in thousands):

	June 30, 2016	December 31, 2015
Securities sold under agreements to repurchase	$22,882	$25,069
Federal Home Loan Bank Advances
Maturity dates, fixed interest rate
Matures January 6, 2016, 0.28%	—	11,000
Matures January 4, 2016, 0.16%	—	5,000
Matures July 6, 2016, 0.44%	12,000	—
Matures July 7, 2016, 0.44%	6,000	—
Matures July 8, 2016, 0.39%	10,000	—
Matures July 11, 2016, 0.36%	6,000	—
Matures July 12, 2016, 0.39%	10,000	—
Matures July 13, 2016, 0.38%	9,000	—
Matures July 14, 2016, 0.32%	8,000	—
Matures July 29, 2016, 0.28%	7,000	—
Total Federal Home Loan Bank Advances	68,000	16,000
Secured borrowings	8,519	11,946
	$99,401	$53,015

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

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, commercial real estate loans, first mortgage loans, and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago (“FHLB”).  The Bank had $379.3 million and $338.0 million of loans pledged as collateral for FHLB advances as of June 30, 2016 and December 31, 2015, respectively. There were $68.0 million and $16.0 million in advances outstanding at June 30, 2016 and December 31, 2015, respectively. All FHLB borrowings were repaid on their maturity dates.

On June 29, 2015, the Company entered into a credit agreement with an unaffiliated bank for two credit facilities (secured borrowings). The credit facilities include a $4.0 million revolving line of credit, which had no balance at June 30, 2016 and a term loan with a balance of $10.0 million.  The revolving line matures in 2020 and the term loan matures in 2021. The credit facilities have an annual interest rate of 2.69% plus LIBOR, which was 2.69% at June 30, 2016.  The credit facilities are collateralized by the stock of the Bank.
The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $146.2 million and $100.1 million of loans pledged as collateral under these agreements as of June 30, 2016 and December 31, 2015, respectively. There were no borrowings outstanding at June 30, 2016 and December 31, 2015.

Note 7.	Income Taxes

Income tax expense recognized is as follows (in thousands):

	Six months ended June 30,
	2016	2015
Current	$124	$179
Deferred	1,823	1,877
	$1,947	$2,056

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	Six months ended June 30,
	2016	2015
Federal income tax at statutory rate	$2,184	$2,102
Increase (decrease) due to:
Federal tax exempt	(378)	(254)
State income tax, net of federal benefit	319	307
Benefit of income taxed at lower rate	(62)	(60)
Tax exempt income	(9)	(16)
Cash surrender value of life insurance	(97)	(22)
Other	(10)	(1)
	$1,947	$2,056

Deferred tax assets and liabilities consist of (in thousands):

	June 30, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$4,499	$4,169
Merger expenses	135	226
Organization expenses	212	140
Net operating losses	1,723	3,774
Contribution carryforward	6	5
Restricted stock	152	—
Non-qualified stock options	678	644
Foreclosed assets	282	315
Tax credits	376	334
Other	139	135
	8,202	9,742
Deferred tax liabilities:
Depreciation	(192)	(186)
Unrealized gains on securities available for sale	(2,608)	(642)
Other	—	277
	(2,800)	(551)
Net deferred tax asset	$5,402	$9,191

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. As of June 30, 2016, the Company did not have a valuation allowance against the net deferred tax assets.

The Company had a federal net operating loss carryforward of $4.2 million and $9.3 million at June 30, 2016 and December 31, 2015, respectively, which could be used to offset future regular corporate federal income tax. The net operating loss carryforward expires between the December 31, 2031 and December 31, 2033, fiscal tax years. The Company had an Illinois net operating loss carryforward of $5.4 million and $11.1 million at June 30, 2016 and December 31, 2015, respectively, that could be used to offset future regular corporate state income tax. This Illinois net operating loss carryforward will expire between the December 31, 2027 and December 31, 2028, fiscal tax years.

Note 8.	Stock Compensation Plans

The Company maintains the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan”), which assumed and incorporated all outstanding awards under previously adopted Company equity incentive plans. The 2008 Equity Incentive Plan allowed for the granting of awards including stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and cash incentive awards. This plan was amended in December 2011 to increase the number of shares authorized for delivery by 1,000,000 shares. As a result, under the 2008 Equity Incentive Plan, 2,430,000 shares of Company common stock were reserved for the granting of awards.

On August 15, 2013, the Company adopted the First Community Financial Partners, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”). The 2013 Equity Incentive Plan allowed for the granting of awards including nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and cash incentive awards. This plan was amended in December 2014 to increase the number of shares authorized for delivery by 900,000 shares. As a result, under this plan, 1,000,000 shares of Company common stock were reserved for the granting of awards.

On May 19, 2016, the Company adopted the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”).  The 2016 Equity Incentive Plan allows for the grant of awards including nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, and cash incentive awards. This plan allows for a maximum of 2,000,000 shares of the Company common stock have been reserved for the granting of awards. The 2016 Equity Incentive Plan replaced the 2008 Equity Incentive Plan and the 2013 Equity Incentive Plan, and the Company will not make any new award grants under the prior plans.

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	June 30, 2016			December 31, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,305,504	$6.69	$1,308	1,089,404	$7.00	$—
Granted	217,500	7.24	339	217,500	5.20	444
Exercised	(15,600)	6.33	64	—	—	—
Canceled	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Forfeited	—	—	—	(1,400)	8.25	—

Outstanding at end of period	1,507,404	$6.78	$3,157	1,305,504	$6.69	$1,308

Exercisable at end of period	1,144,904	$6.89	$3,157	1,088,004	$6.99	$864

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on June 30, 2016. There was $3.2 million and $1.3 million in intrinsic value of the stock options outstanding at June 30, 2016 and December 31, 2015. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $45,000 and $37,000, respectively, of compensation expense related to the stock options for the six months ended June 30, 2016 and 2015. At June 30, 2016, there was $213,000 in compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at June 30, 2016 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable
$5.00	364,376	3.04	364,376
$5.20	217,500	8.51	72,500
$5.53	6,000	3.84	6,000
$6.25	25,000	4.28	25,000
$7.24	217,500	9.51	—
$7.50	433,500	1.07	433,500
$8.00	4,000	3.21	4,000
$9.25	239,528	1.88	239,528
	1,507,404		1,144,904

No options vested during the three or six months ended June 30, 2016.

The Company grants restricted stock units to select officers and directors within the organization under its equity incentive plans, which entitle the holder to receive shares of Company common stock in the future, subject to certain terms, conditions and restrictions. Holders of restricted stock units are also entitled to receive additional units equal in value to any dividends paid with respect to the restricted stock units during the vesting period. Compensation expense for the restricted stock units equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period.

In January 2016, restricted stock units were issued to directors and participants of a long term incentive plan, with certain performance conditions for a minimum of 52,301 shares, and up to a maximum of 131,948 shares. These performance conditions are expected to be met by the end of 2016 and the expense related to these awards will be recognized over the year.

The Company recognized compensation expense of $491,000 and $407,000, respectively, for the six months ended June 30, 2016 and 2015, related to the restricted stock units. Total unrecognized compensation expense related to restricted stock grants was approximately $336,000 as of June 30, 2016.

The following is a summary of nonvested restricted stock units:

	June 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, at beginning of year	25,000	$5.14
Granted	—	—
Vested	(6,666)	5.50
Canceled	—	—
Forfeited	—	—
Nonvested shares, end of period	18,334	$5.01

Note 9.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	June 30, 2016	December 31, 2015
Commitments to extend credit	$201,323	$179,517
Standby letters of credit	10,783	10,353
Performance letters of credit	1,174	1,088
	$213,280	$190,958

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

As of June 30, 2016, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity tier 1 capital, and Tier 1 leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital.  A number of instruments that generally qualified as Tier 1 capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Company made this one time election in the first quarter of 2015.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  The Company and Bank became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management believes, as of June 30, 2016 and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they were subject.

					As of June 30, 2016
	June 30, 2016		December 31, 2015		Regulatory Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Bank capital ratios:
Total capital to risk-weighted assets	14.64%	132,297	15.79%	133,247	10.00%	93,541
Tier 1 capital to risk weighted assets	13.38%	125,084	14.54%	122,664	8.00%	74,832
Tier 1 common equity to risk-weighted assets	13.38%	125,084	14.54%	122,664	6.50%	60,801
Tier 1 leverage to average assets	11.61%	125,084	11.71%	122,664	5.00%	51,788
Company capital ratios:
Total capital to risk-weighted assets	14.14%	127,076	14.69%	124,159	N/A	N/A
Tier 1 capital to risk weighted assets	11.26%	101,202	11.62%	98,276	N/A	N/A
Tier 1 common equity to risk-weighted assets	11.26%	101,202	11.62%	98,276	N/A	N/A
Tier 1 leverage to average assets	9.77%	101,202	9.36%	98,276	N/A	N/A

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

June 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Residential collateralized mortgage obligations	$58,408	$—	$58,408	$—
Residential mortgage backed securities	27,567	—	27,567	—
State and political subdivisions	93,542	—	92,037	1,505
Derivative financial instruments	88	—	88	—
Financial Liabilities
Derivative financial instruments	88	—	88	—

December 31, 2015
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$16,409	$—	$16,409	$—
Residential collateralized mortgage obligations	62,364	—	62,364	—
Residential mortgage backed securities	28,291	—	28,291	—
State and political subdivisions	98,540	—	97,036	1,504
Derivative financial instruments	95	—	95	—
Financial Liabilities
Derivative financial instruments	95	—	95	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2015	$1,504
Total gains or losses (realized/unrealized) included in other comprehensive income	1
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, June 30, 2016	$1,505

Beginning balance, December 31, 2014	$1,514
Total gains or losses (realized/unrealized) included in other comprehensive income	(14)
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, June 30, 2015	$1,500

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

June 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Mortgage loans held for sale	$711	$—	$—	$711
Impaired loans	9,437	—	—	9,437
Foreclosed assets	2,211	—	—	2,211

December 31, 2015
Financial Assets
Mortgage loans held for sale	$400	$—	$—	$400
Impaired loans	9,348	—	—	9,348
Foreclosed assets	5,487	—	—	5,487

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
June 30, 2016
Mortgage loans held for sale	$711	Secondary market pricing	Selling costs	—
Impaired loans	9,437	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	2,211	Appraisal of Collateral	Selling costs	10.00%
December 31, 2015
Mortgage loans held for sale	400	Secondary market pricing	Selling costs	—
Impaired loans	9,348	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	5,487	Appraisal of Collateral	Selling costs	10.00%

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

As of June 30, 2016 and December 31, 2015, approximately $2.6 million, or 26%, and $3.1 million, or 32%, of impaired loans were evaluated for impairment using appraisals performed within twelve months of these dates, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows as of June 30, 2016 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$13,777	$13,777	$13,777	$—	$—
Interest-bearing deposits in banks	19,335	19,335	19,335	—	—
Securities available for sale	179,517	179,517	—	178,012	1,505
Nonmarketable equity securities	3,825	3,825	—	—	3,825
Loans, net	860,613	861,129	—	—	861,129
Accrued interest receivable	2,966	2,966	2,966	—	—
Derivative financial instruments	88	88	—	88	—
Financial liabilities:
Non-interest bearing deposits	203,258	203,258	203,258	—	—
Interest-bearing deposits	693,572	615,146	311,416	—	303,730
Other borrowed funds	99,401	99,401	99,401	—	—
Subordinated debt	15,300	16,275	—	—	16,275
Accrued interest payable	575	575	575	—	—
Derivative financial instruments	88	88	—	88	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2015 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$10,699	$10,699	$10,699	$—	$—
Interest-bearing deposits in banks	7,406	7,406	7,406	—	—
Securities available for sale	205,604	205,604	—	204,100	1,504
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Mortgage loans held for sale	400	400	—	—	400
Loans, net	760,578	760,159	—	—	760,159
Accrued interest receivable	3,106	3,106	3,106	—	—
Derivative financial instruments	95	95	—	95	—
Financial liabilities:
Non-interest bearing deposits	196,063	196,063	196,063	—	—
Interest-bearing deposits	669,928	663,174	372,404	—	290,770
Other borrowed funds	53,015	53,015	53,015	—	—
Subordinated debt	15,300	15,656	—	—	15,656
Accrued interest payable	545	545	545	—	—
Derivative financial instruments	95	95	—	95	—

Note 12.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of June 30, 2016 and December 31, 2015, there were $1.2 million and $1.3 million, respectively, outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $88,000 and $95,000 as of June 30, 2016 and December 31, 2015, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income. The gross amount of the adjustments to the income statement were $7,000 and $22,000 during the three months ended June 30, 2016 and June 30, 2015, respectively.

Note 13.	Merger Transaction

On March 14, 2016, First Community entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Bank, First Mazon Bancorp, Inc., a Delaware corporation (“First Mazon”), and Mazon State Bank, an Illinois state chartered commercial bank and then a wholly-owned subsidiary of First Mazon, pursuant to which Mazon State Bank merged into the Bank, with the Bank surviving the merger (the “Merger”), for cash consideration to First Mazon of $8.5 million. At the time of the closing, on July 1, 2016, Mazon State Bank’s branches became branches of the Bank. During the three and six months ended June 30, 2016, the Company incurred $436,000 and $536,000, respectively of professional and data processing fees related to the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. Risk Factors and other sections of the Company’s December 31, 2015 Annual Report on Form 10-K and the Company’s other filings with the SEC, and other risks and uncertainties, including changes in interest rates, general national and international economic conditions as well as those in the Company’s market area, legislative/regulatory changes, including the rules adopted by the U.S. Federal banking authorities to implement the Basel III capital accords, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, system failure or breaches of our network security, accounting principles, policies and guidelines, and unexpected results of acquisitions (including the acquisition of Mazon State Bank), which may include failure to realize the anticipated benefits of the Merger and the possibility that the transaction costs may be greater than anticipated. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
Overview

First Community, an Illinois corporation, is the holding company for the Bank. Through the Bank, we provide a full range of financial services to individuals and corporate clients.

The Bank has banking centers located at 2801 Black Road, Joliet, Illinois, 24 West Gartner Road, Suite 104, Naperville, Illinois, 25407 South Bell Road, Channahon, Illinois, 14150 South U.S. Route 30, Plainfield, Illinois, 13901 South Bell Road, Homer Glen, Illinois, 7020 South County Line Road, Burr Ridge, Illinois, 606 Depot Street, Mazon, Illinois, 130 North Washington Street, Braidwood, Illinois, and 2315 E. Division, Coal City, Illinois.

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

Second Quarter 2016 Financial Results
Net income for the quarter ended June 30, 2016 was $2.3 million, or $0.13 per diluted share, compared with $2.3 million, or $0.14 per diluted share, for the quarter ended June 30, 2015. Net income for the six months ended June 30, 2016 was $4.3 million, or $0.25 per diluted share, compared with $4.0 million, or $0.23 per diluted share for the six months ended June 30, 2015. Earnings in the second quarter of 2016 reflected year-over-year growth in net interest income offset by growth in expenses related to the addition of six commercial bankers and one leasing officer in addition to merger related costs incurred during 2016. The second quarter of 2016 included a provision for loan losses due to our loan growth in the second quarter as compared to a reversal of loan loss provision in the second quarter of 2015. During the second quarter of 2016, the Company incurred $26,000 of professional fees and $410,000 in data processing fees related to the acquisition of Mazon State Bank.

Loans
Total loans increased $100.3 million, or 12.99%, since December 31, 2015. Commercial loans grew $59.4 million, or 33.08%, from December 31, 2015. Commercial real estate loans increased $29.4 million, or 7.70%, since year-end. Residential real estate loans grew $8.0 million, or 5.92%, since year-end. Construction loans were up $8.8 million, or 39.63%, from December 31, 2015. Loan growth was the result of a strong loan origination pipeline along with results produced by the addition of the new six person lending team and one new leasing officer hired during the first quarter of 2016.

Deposits and Other Borrowings
Total deposits increased $30.8 million, or 3.56%, since December 31, 2015. Noninterest bearing demand deposits increased $7.2 million, or 3.67%, since December 31, 2015. Despite our focus on relationship banking and growth in transactional accounts during the six months ended June 30, 2016 there was an increase in time deposits of $13.9 million, or 4.67%, to $311.4 million at June 30, 2016, from $297.5 million at December 31, 2015. The ratio of time deposits to total deposits has increased slightly from to 34.36% at December 31, 2015 to 34.72% at June 30, 2016. Other borrowings increased $46.4 million, or 87.50%, from year-end. We funded our loan growth in the quarter with short term FHLB advances, sales of investment securities, and deposits gathered during the second quarter of 2016 in preparation of the closing for the purchase of Mazon State Bank and use of its deposits for funding during the third quarter 2016. Accordingly, we expect to be less reliant on non-core funding in future periods.
Net Interest Income and Margin
Second quarter 2016 net interest income was up $1.3 million, or 16.81%, from the second quarter of 2015. The Company’s net interest margin was 3.39% for the second quarter of 2016, compared to 3.27% in the second quarter of 2015. The increase in net interest income was due to continued growth in the loan portfolio and increase in noninterest bearing balances as a source of funding.
For the six months ended June 30, 2016, net interest income was up $2.4 million, or 16.15%, from the same period in 2015. The Company’s net interest margin was 3.38% for the six months ended June 30, 2016, compared to 3.23% for the same period in 2015. The increase in net interest margin was due to growth in the loan portfolio and a lower average balance of our subordinated debentures as a result of refinancing of these debentures with lower-cost secured borrowings at the end of the second quarter 2015.
Noninterest Income and Expense
Noninterest income increased $720,000, or 138.20%, from the second quarter of 2015, and $828,000, or 85.54%, for the six months ended June 30, 2016 from the same period in 2015. The increase from 2015 was due to securities gains in the second quarter 2016 of $603,000 as opposed to no securities gains second quarter of 2015, and only $21,000 for the six months ended June 30, 2015. Securities gains were the result of $25.6 million in securities sold during the second quarter in order to fund loan growth. In addition, service charges on deposits increased $13,000, or 6.70%, from the second quarter of 2015 and $34,000, or 9.02%, from the six months ended June 30, 2015. Mortgage income was down $37,000, or 24.18%, for the second quarter of 2016, and $63,000, or 24.51%, for the six months ended June 30, 2016 as compared to the same periods of 2015, as a result of mortgage sale volumes. Other noninterest income increased by $141,000, or 81.03%, from the second quarter of 2016, $275,000, or 87.86%, for the six months ended June 30, 2016 as compared to the same period in 2015, related primarily to ATM fee income, BOLI income and lease referral income.
Noninterest expense increased $933,000, or 17.95%, from the second quarter of 2015, and $1.7 million, or 16.52%, from the six months ended June 30, 2015. The increase was partially in relation to the addition of six commercial banking officers and one leasing officer during the first quarter of 2016. In addition, $26,000 of professional fees and $410,000 in data processing fees were incurred during the second quarter of 2016, in addition to the $100,000 incurred in the first quarter of 2016 related to the acquisition of Mazon State Bank.
Asset Quality
Total nonperforming assets decreased from December 31, 2015 by $2.1 million, or 30.61%, to $4.8 million at June 30, 2016. The ratio of nonperforming assets to total assets was 0.43% at June 30, 2016 compared to 0.67% at December 31, 2015. These decreases in the ratios were primarily the result of the sales of other real estate owned of $3.0 million during the three and six months ended June 30, 2016. The sales of these properties, in addition to the write down of one other property, resulted in losses on the sales of $31,000.

The Company had net recoveries on loans of $209,000 in the second quarter of 2016, compared to net charge-offs of $609,000 in the second quarter of 2015 and net charge-offs of $197,000 for the six months ended June 30, 2016, as compared to $736,000 for the same period in 2015.
The ratios of the Company’s allowance for loan losses to nonperforming loans and allowance to total loans were 459.34% and 1.38% at June 30, 2016, respectively.
The Company recorded a provision for loan losses in the second quarter of 2016 of $500,000 compared to a reversal of $749,000 for the same period in 2015. The current year provision is the result of the loan growth experienced during the second quarter of 2016.

Financial Summary

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Period-End Balance Sheet
(In thousands)(Unaudited)
Assets
Cash and due from banks	$13,777	$9,132	$10,699	$10,110	$9,669
Interest-bearing deposits in banks	19,335	30,558	7,406	21,324	38,390
Securities available for sale	179,517	203,874	205,604	215,827	182,982
Mortgage loans held for sale	711	133	400	—	1,449
Leases, net	448	—	—	—	—
Commercial real estate	410,461	378,304	381,098	368,896	363,575
Commercial	239,038	181,142	179,623	180,674	187,780
Residential 1-4 family	143,908	139,208	135,864	126,316	109,819
Multifamily	30,809	31,511	34,272	30,771	29,829
Construction and land development	30,834	27,798	22,082	19,451	19,612
Farmland and agricultural production	9,235	9,060	9,989	8,984	8,604
Consumer and other	7,924	7,250	9,391	7,963	8,578
Total loans	872,657	774,273	772,319	743,055	727,797
Allowance for loan losses	12,044	11,335	11,741	11,753	12,420
Net loans	860,613	762,938	760,578	731,302	715,377
Other assets	51,409	54,227	55,965	44,869	46,602
Total Assets	$1,125,362	$1,060,862	$1,040,652	$1,023,432	$994,469

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$203,258	$204,414	$196,063	$174,849	$174,527
Savings deposits	40,603	38,481	36,206	34,933	33,567
NOW accounts	103,324	104,136	102,882	101,828	95,406
Money market accounts	238,229	237,873	233,315	232,195	231,185
Time deposits	311,416	294,076	297,525	302,892	299,703
Total deposits	896,830	878,980	865,991	846,697	834,388
Total borrowings	114,701	72,237	68,315	72,551	59,398
Other liabilities	2,722	2,855	3,305	4,065	4,513
Total Liabilities	1,014,253	954,072	937,611	923,313	898,299
Shareholders’ equity	111,109	106,790	103,041	100,119	96,170
Total Shareholders’ Equity	111,109	106,790	103,041	100,119	96,170
Total Liabilities and Shareholders’ Equity	$1,125,362	$1,060,862	$1,040,652	$1,023,432	$994,469

Financial Summary
	Three months ended,
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Interest income:	(In thousands, except per share data)(Unaudited)
Loans, including fees	$9,024	$8,508	$8,401	$8,218	$8,090
Securities	1,042	1,101	1,117	1,103	962
Federal funds sold and other	21	19	19	19	15
Total interest income	10,087	9,628	9,537	9,340	9,067
Interest expense:
Deposits	957	940	986	973	987
Federal funds purchased and other borrowed funds	119	93	87	98	17
Subordinated debentures	297	297	297	297	603
Total interest expense	1,373	1,330	1,370	1,368	1,607
Net interest income	8,714	8,298	8,167	7,972	7,460
Provision for loan losses	500	—	(515)	(813)	(749)
Net interest income after provision for loan losses	8,214	8,298	8,682	8,785	8,209
Noninterest income:
Service charges on deposit accounts	207	204	190	188	194
Gain on sale of securities	603	—	212	251	—
Mortgage fee income	116	78	96	178	153
Other	315	273	261	152	174
Total noninterest income	1,241	555	759	769	521
Noninterest expenses:
Salaries and employee benefits	3,311	3,256	3,004	2,841	2,810
Occupancy and equipment expense	429	437	494	486	505
Data processing	690	257	203	248	237
Professional fees	375	392	68	342	411
Advertising and business development	262	215	219	217	227
Losses on sale and writedowns of foreclosed assets, net	31	16	109	58	20
Foreclosed assets expenses, net of rental income	60	53	50	(61)	70
Other expense	974	1,310	898	1,005	919
Total noninterest expense	6,132	5,936	5,045	5,136	5,199
Income before income taxes	3,323	2,917	4,396	4,418	3,531
Income taxes	1,058	889	1,474	1,471	1,189
Net income applicable to common shareholders	$2,265	$2,028	$2,922	$2,947	$2,342

Basic earnings per share	$0.13	$0.12	$0.17	$0.17	$0.14

Diluted earnings per share	$0.13	$0.12	$0.17	$0.17	$0.14

	Six months ended June 30,
	2016	2015
Interest income:	(dollars in thousands, except per share data)(unaudited)
Loans, including fees	$17,532	$15,906
Securities	2,143	1,913
Federal funds sold and other	40	28
Total interest income	19,715	17,847
Interest expense:
Deposits	1,897	1,964
Federal funds purchased and other borrowed funds	212	31
Subordinated debentures	594	1,206
Total interest expense	2,703	3,201
Net interest income	17,012	14,646
Provision for loan losses	500	(749)
Net interest income after provision for loan losses	16,512	15,395
Noninterest income:
Service charges on deposit accounts	411	377
Gain on sale of securities	603	21
Mortgage fee income	194	257
Other	588	313
	1,796	968
Noninterest expenses:
Salaries and employee benefits	6,567	5,694
Occupancy and equipment expense	866	997
Data processing	947	462
Professional fees	767	792
Advertising and business development	477	417
Losses on sale and writedowns of foreclosed assets, net	47	20
Foreclosed assets expenses, net of rental income	113	141
Other expense	2,284	1,834
	12,068	10,357
Income before income taxes	6,240	6,006
Income taxes	1,947	2,056
Net income	$4,293	$3,950

Basic earnings per share	$0.25	$0.23

Diluted earnings per share	$0.25	$0.23

Common Stock Data

	2016		2015
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Unaudited)
Market value (1):
End of period	$8.80	$8.70	$7.24	$6.51	$6.45
High	9.10	8.84	7.31	7.00	6.55
Low	8.18	7.00	6.26	6.25	5.47
Book value (end of period)	6.47	6.22	6.05	5.88	5.66
Tangible book value (end of period)	6.47	6.22	6.05	5.88	5.66
Shares outstanding (end of period)	17,183,780	17,175,864	17,026,941	17,017,441	16,984,221
Average shares outstanding	17,182,197	17,125,928	16,939,010	16,993,822	16,970,721
Average diluted shares outstanding	17,550,547	17,451,354	17,085,752	17,161,783	17,088,102

(1) The prices shown are as reported on the NASDAQ Capital Market other than for the second quarter of 2015, for which the prices are as reported on the OTC Pink Marketplace.

Asset Quality Data

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
(Dollars in thousands)(Unaudited)
Loans identified as nonperforming	$2,622	$2,146	$1,411	$3,117	$4,185
Other nonperforming loans	—	—	67	55	55
Total nonperforming loans	2,622	2,146	1,478	3,172	4,240
Foreclosed assets	2,211	5,231	5,487	4,109	4,248
Total nonperforming assets	$4,833	$7,377	$6,965	$7,281	$8,488

Allowance for loan losses	12,044	11,335	11,741	11,753	12,420
Nonperforming assets to total assets	0.43%	0.70%	0.67%	0.71%	0.85%
Nonperforming loans to total assets	0.23%	0.20%	0.14%	0.31%	0.43%
Allowance for loan losses to nonperforming loans	459.34%	528.19%	794.38%	370.52%	292.92%

Allowance for Loan Losses Rollforward
(Dollars in thousands)(Unaudited)	Three months ended,
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Beginning balance	$11,335	$11,741	$11,753	$12,420	$13,778
Charge-offs	193	506	133	654	736
Recoveries	402	100	636	800	127
Net charge-offs	(209)	406	(503)	(146)	609
Provision for loan losses	500	—	(515)	(813)	(749)
Ending balance	$12,044	$11,335	$11,741	$11,753	$12,420

Net charge-offs	(209)	406	(503)	(146)	609
Net chargeoff percentage (annualized)	(0.10)%	0.21%	(0.26)%	(0.08)%	0.34%

Other Data
(Unaudited)
	Three months ended,
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Return on average assets	0.84%	0.78%	1.11%	1.17%	0.96%
Return on average equity	8.36%	7.68%	11.48%	12.01%	9.77%
Net interest margin	3.39%	3.36%	3.29%	3.31%	3.23%
Average loans to assets	76.55%	73.63%	72.12%	72.37%	73.27%
Average loans to deposits	94.16%	88.00%	85.95%	86.63%	87.62%
Average noninterest bearing deposits to total deposits	22.75%	23.35%	23.45%	20.79%	22.08%

COMPANY CAPITAL RATIOS
(Unaudited)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Tier 1 leverage ratio	9.77%	9.72%	9.36%	9.39%	9.24%
Common equity tier 1 capital ratio	11.26%	11.94%	11.62%	11.57%	11.20%
Tier 1 capital ratio	11.26%	11.94%	11.62%	11.57%	11.20%
Total capital ratio	14.14%	14.99%	14.69%	14.71%	14.39%
Tangible common equity to tangible assets	9.87%	10.07%	9.90%	9.78%	9.67%

Non-GAAP Measures

Pre-tax pre-provision core income (1)
(In thousands)(Unaudited)
	For the three months ended,
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Income before income taxes	$3,323	$2,917	$4,396	$4,418	$3,531
Provision for loan losses	500	—	(515)	(813)	(749)
Gain on sale of securities	(603)	—	(212)	(251)	—
Merger related expenses included in professional and data processing fees	436	100	—	—	—
Losses on sale and writedowns of foreclosed assets, net	31	16	109	58	20
Foreclosed assets expense, net of rental income	60	53	50	(61)	70
Pre-tax pre-provision core income	$3,747	$3,086	$3,828	$3,351	$2,872

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
The following tables reflect the components of net interest income for the three and six months ended June 30, 2016, and 2015:

	Three months ended June 30,
	2016			2015
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$826,416	$9,024	4.37%	$711,889	$8,090	4.55%
Investment securities (2)	190,924	1,042	2.18%	189,011	962	2.04%
Interest-bearing deposits with other banks	11,465	21	0.73%	11,973	15	0.50%
Total earning assets	$1,028,805	$10,087	3.92%	$912,873	$9,067	3.97%
Other assets	50,707			58,679
Total assets	$1,079,512			$971,552

Liabilities
NOW accounts	$109,354	$81	0.30%	$71,739	$24	0.13%
Money market accounts	232,004	162	0.28%	222,089	177	0.32%
Savings accounts	39,525	12	0.12%	32,961	14	0.17%
Time deposits	292,811	702	0.96%	301,399	772	1.02%
Total interest bearing deposits	673,694	957	0.57%	628,188	987	0.63%
Securities sold under agreements to repurchase	21,650	9	0.17%	29,087	7	0.10%
Secured borrowings	9,261	66	2.85%	155	2	—
Mortgage payable	—	—	—%	278	7	10.07%
FHLB borrowings	44,615	44	0.39%	1,385	1	0.29%
Subordinated debentures	15,300	297	7.76%	28,988	603	8.32%
Total interest bearing liabilities	764,520	$1,373	0.72%	688,081	1,607	0.93%
Noninterest bearing deposits	204,016			184,246
Other liabilities	2,544			3,333
Total liabilities	$971,080			$875,660

Total shareholders' equity	$108,432			$95,892

Total liabilities and equity	$1,079,512			$971,552

Net interest income		$8,714			$7,460

Interest rate spread			3.20%			3.04%

Net interest margin			3.39%			3.27%

	Six months ended June 30,
	2016			2015
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$797,699	$17,532	4.40%	$710,154	$15,906	4.48%
Investment securities (2)	198,729	2,143	2.16%	185,775	1,913	2.06%
Interest-bearing deposits with other banks	11,383	40	0.70%	11,876	28	0.47%
Total earning assets	$1,007,811	$19,715	3.91%	$907,805	$17,847	3.93%
Other assets	52,917			44,992
Total assets	$1,060,728			$952,797

Liabilities
NOW accounts	$106,910	$152	0.28%	$81,816	$74	0.18%
Money market accounts	232,035	323	0.28%	215,802	290	0.27%
Savings accounts	38,360	23	0.12%	32,377	27	0.17%
Time deposits	292,651	1,399	0.96%	300,436	1,573	1.05%
Total interest bearing deposits	669,956	1,897	0.57%	630,431	1,964	0.62%
Securities sold under agreements to repurchase	22,776	18	0.16%	28,955	15	—
Secured borrowings	9,895	141	2.85%	78	2	—
Mortgage payable	—	—	—%	363	14	7.71%
FHLB borrowings	28,341	53	0.37%	1,022	—	—%
Subordinated debentures	15,300	594	7.76%	29,062	1,206	8.30%
Total interest bearing liabilities	746,268	$2,703	0.72%	689,911	3,201	0.93%
Noninterest bearing deposits	204,615			164,389
Other liabilities	2,798			3,762
Total liabilities	$953,681			$858,062

Total shareholders' equity	$107,047			$94,735

Total liabilities and equity	$1,060,728			$952,797

Net interest income		$17,012			$14,646

Interest rate spread			3.19%			3.00%

Net interest margin			3.38%			3.23%

The net interest income and margin increases were primarily due to increased loan volume as well as our refinancing our subordinated debentures with lower cost secured borrowings.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the years noted (dollars in thousands):

	Three months ended June 30,
	2016 compared to 2015
	Average Volume	Average Rate	Mix	Net Increase (Decrease)
Interest Income
Loans	$1,304	$(319)	$(51)	$934
Investment securities	10	69	1	80
Interest bearing deposits with other banks	(1)	7	—	6
Total interest income	1,313	(243)	(50)	1,020

Interest expense
NOW accounts	12	29	16	57
Money market accounts	8	(22)	(1)	(15)
Savings accounts	3	(4)	(1)	(2)
Time deposits	(22)	(49)	1	(70)
Secured borrowings	117	(1)	(52)	64
Securities sold under agreements to repurchase	(2)	5	(1)	2
FHLB advances	43	—	—	43
Mortgage payable	(7)	(7)	7	(7)
Subordinated debentures	(285)	(40)	19	(306)
Total interest expense	(133)	(89)	(12)	(234)
Change in net interest income	$1,446	$(154)	$(38)	$1,254

	Six months ended June 30,
	2016 compared to 2015
	Average Volume	Average Rate	Mix	Net Increase (Decrease)
Interest Income
Loans	$1,944	$(283)	$(35)	$1,626
Investment securities	131	93	6	230
Interest bearing deposits with other banks	—	13	(1)	12
Total interest income	2,075	(177)	(30)	1,868

Interest expense
NOW accounts	23	42	13	78
Money market accounts	21	11	1	33
Savings accounts	5	(8)	(1)	(4)
Time deposits	(41)	(136)	3	(174)
Secured borrowings	252	(1)	(112)	139
Securities sold under agreements to repurchase	(3)	8	(2)	3
FHLB advances	—	2	51	53
Mortgage payable	(13)	(14)	13	(14)
Subordinated debentures	(571)	(78)	37	(612)
Total interest expense	(327)	(174)	3	(498)
Change in net interest income	$2,402	$(3)	$(33)	$2,366

Provision for Loan Losses
The Company recorded a provision for loan losses of $500,000 and a reversal of $749,000 for the six months ended June 30, 2016 and 2015, respectively. The Company had net recoveries of $209,000 and net charge-offs of $609,000 for the three months ended June 30, 2016 and 2015, respectively. In addition, the Company had net charge-offs of $197,000 and of $736,000 for the six months ended June 30, 2016 and 2015, respectively. Nonperforming loans increased 77.40% from $1.5 million at December 31, 2015 to $2.6 million at June 30, 2016. The increase in nonperforming loans was primarily the result of the downgrade of one loan relationship, offset by paydowns and charge-offs on other nonperforming loans throughout first six months of the year.
Noninterest Income

The following table sets forth the components of noninterest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Service charges on deposit accounts	$207	$194	$411	$377
Gain on sale of securities	603	—	603	21
Mortgage fee income	116	153	194	257
Other	315	174	588	313
Total noninterest income	$1,241	$521	$1,796	$968

Noninterest income for the three and six months ended June 30, 2016 increased from the same periods in 2015. Service charges on deposit accounts were up for the three and six months ended June 30, 2016 from the same periods in 2015, primarily due to an increase in account analysis fees. There were $603,000 in realized gains on sales of securities during the three and six months ended June 30, 2016, as securities were sold in order to fund loan growth for the second quarter. For the three months ended June 30, 2016, the Company saw lower mortgage loan sale volumes than the same period in 2015, and in turn, lower mortgage fee income. For the six months ended June 30, 2016 mortgage fee income was down over the same period in 2015 as a result of lower mortgage sale volumes in the first quarter of 2016. There was an increase in other noninterest income for the three and six months ended June 30, 2016, which was primarily due to income on bank-owned life insurance (“BOLI”). In the fourth quarter of 2015, an additional $12.0 million in BOLI was purchased.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Salaries and employee benefits	$3,311	$2,810	6,567	5,694
Occupancy and equipment expense	429	505	866	997
Data processing	690	237	947	462
Professional fees	375	411	767	792
Advertising and business development	262	227	477	417
Losses on sale and writedowns of foreclosed assets, net	31	20	47	20
Foreclosed assets, net of rental income	60	70	113	141
Other expense	974	919	2,284	1,834
Total noninterest expense	$6,132	$5,199	$12,068	$10,357

Salaries and employee benefits were higher for the three and months ended June 30, 2016 compared to the same periods in 2015. This was the result of new hires during 2015 and 2016 primarily in the lending area. Occupancy and equipment expense was down from the three and six months ended June 30, 2015 as we are seeing decreases in depreciation and amortization as a result of a significant number of assets that became fully depreciated in 2015. Professional fees were down slightly for the three and six months ended June 30, 2016, compared to the same periods in 2015, due to lower loan related legal payments during 2016 despite additional legal merger related legal fees. Losses on sale and writedowns of foreclosed assets, net, were higher in the current year for the three and six months, as a result of sales in the current year as losses were larger than those on the dispositions during 2015. The increase in other expenses was in relation to the addition of six commercial banking officers and one leasing officer and the related recruitment expenses during the first quarter of 2016.

Income Taxes

The Company realized income tax expense of $1.9 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. Net deferred tax assets were $5.4 million and $9.2 million at June 30, 2016 and December 31, 2015, respectively.

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. As of June 30, 2016, the Company did not have a valuation allowance against the net deferred tax assets.

The Company had a federal net operating loss carryforward of $4.2 million and $9.3 million at June 30, 2016 and December 31, 2015, respectively, which could be used to offset future regular corporate federal income tax. The net operating loss carryforward expires between the December 31, 2031 and December 31, 2033, fiscal tax years. The Company had an Illinois net operating loss carryforward of $5.4 million and $11.1 million at June 30, 2016 and December 31, 2015, respectively, that could be used to offset future regular corporate state income tax. This Illinois net operating loss carryforward will expire between the December 31, 2027 and December 31, 2028, fiscal tax years.

Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	June 30, 2016		December 31, 2015		June 30, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$30,834	4%	$22,082	3%	$19,612	3%
Farmland and Agricultural Production	9,235	1%	9,989	1%	8,604	1%
Residential 1-4 Family	143,908	16%	135,864	18%	109,819	15%
Multifamily	30,809	4%	34,272	5%	29,829	4%
Commercial Real Estate	410,461	47%	381,098	49%	363,575	50%
Commercial and Industrial	239,038	27%	179,623	23%	187,780	26%
Leases, net	448	—%	—	—%	—	—%
Consumer and other	7,939	1%	9,417	1%	8,564	1%
Total Loans	$872,672	100%	$772,345	100%	$727,783	100%
Total loans increased by $100.3 million during the six months ended June 30, 2016. New loans originated during the six months ended June 30, 2016 were primarily in the commercial real estate and commercial and industrial categories.
The contractual maturity distributions of our loan portfolio as of June 30, 2016 are indicated in the tables below:

	Loans Maturities June 30, 2016
(Dollars in thousands)	Within One Year	One Year to Five Years	After Five Years	Total
Construction and Land Development	$22,537	$8,297	$—	$30,834
Farmland and Agricultural Production	1,113	8,122	—	9,235
Residential 1-4 Family	18,807	87,415	37,686	143,908
Multifamily	855	28,796	1,158	30,809
Commercial Real Estate	39,872	258,714	111,875	410,461
Commercial and Industrial	111,867	120,199	6,972	239,038
Leases, net	11	95	342	448
Consumer and other	4,798	3,121	20	7,939
Total	$199,860	$514,759	$158,053	$872,672

June 30, 2016
(Dollars in thousands)	Due After One Year
Loans with:
Predetermined interest rates	$546,627
Floating or adjustable rates	126,185
$672,812
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

At June 30, 2016 and December 31, 2015, the allowance for loan losses was $12.0 million and $11.7 million, respectively. During 2015 and 2016, we have seen a reduction in the allowance to total loan percentage from 1.74% at June 30, 2015, to 1.38% at June 30, 2016. This decrease has been the result of the reduction in nonperforming assets and an improving net charge-off history, which is the starting point for the Company’s allowance for loan losses calculation. In addition, the allowance for loan losses to nonperforming loans increased from 292.92% at June 30, 2015, to 459.34% at June 30, 2016.

Charge-offs and recoveries for each major loan category are shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$11,335	$13,778	$11,741	$13,905
Charge-offs:
Construction and Land Development	—	—	—	—
Residential 1-4 Family	—	123	9	195
Commercial Real Estate	—	105	—	104
Commercial and Industrial	191	507	687	770
Consumer and other	2	2	3	3
Total charge-offs	$193	$737	$699	$1,072
Recoveries:
Construction and Land Development	12	18	29	35
Residential 1-4 Family	4	21	31	171
Commercial Real Estate	6	9	13	17
Commercial and Industrial	379	75	427	106
Consumer and other	1	5	2	7
Total recoveries	$402	$128	$502	$336
Net charge-offs (recoveries)	(209)	609	197	736
Provision for loan losses	500	(749)	500	(749)
Allowance for loan losses at end of period	$12,044	$12,420	$12,044	$12,420
Selected loan quality ratios:
Net charge-offs (recoveries) to average loans	0.05%	0.34%	0.05%	0.21%
Allowance to total loans at end of period	1.38%	1.74%	1.38%	1.74%
Allowance to nonperforming loans at end of period	459.34%	292.92%	459.34%	292.92%

The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	June 30, 2016		December 31, 2015
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans
Construction and Land Development	$424	4%	$813	7%
Farmland and Agricultural Production	41	—%	43	—%
Residential 1-4 Family	1,277	11%	1,370	12%
Multifamily	141	1%	141	1%
Commercial Real Estate	4,988	41%	4,892	42%
Commercial	5,125	43%	4,286	37%
Leases, net	2	—%	—	—%
Consumer and other	46	—%	196	1%
Total	$12,044	100%	$11,741	100%
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
There were approximately $2.6 million of nonperforming loans at June 30, 2016, which were higher than the $1.5 million of nonperforming loans at December 31, 2015.
Impaired loans were $10.4 million and $9.8 million at June 30, 2016 and December 31, 2015, respectively. Included in impaired loans at June 30, 2016 were $1.6 million in loans with valuation allowances totaling $1.0 million, and $8.8 million in loans without valuation allowances. Included in impaired loans at December 31, 2015 were $1.1 million in loans with valuation allowances totaling $471,000, and $8.7 million in loans without valuation allowances.
The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing:

	June 30, 2016	December 31, 2015	June 30, 2015
Nonaccrual loans	$2,622	$1,411	$4,185
Accruing loans delinquent 90 days or more	—	67	55
Nonperforming loans	$2,622	$1,478	$4,240
Troubled debt restructurings accruing interest	$2,198	$2,738	$2,780

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of June 30, 2016 and December 31, 2015 were approximately $14.1 million and $11.8 million, respectively.  Management believes it has established an adequate allowance for probable loan losses, as appropriate under U.S. GAAP and applicable regulatory guidance.

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
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government sponsored enterprises	$—	$—	$16,284	$16,409
Residential collateralized mortgage obligations	56,808	58,408	62,701	62,364
Residential mortgage backed securities	27,190	27,567	28,494	28,291
State and political subdivisions	88,831	93,542	96,480	98,540
Total securities available for sale	$172,829	$179,517	$203,959	$205,604
The decrease in available for sale securities in the first six months of 2016 was the result of approximately $30.1 million in securities being sold to fund loan growth in the second quarter of 2016.
Securities with a fair value of $83.4 million and $82.2 million were pledged as collateral on public funds, securities sold under agreements or for other purposes as required or permitted by law, as of June 30, 2016 and December 31, 2015, respectively.
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

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$203,258	23%	$196,063	23%
NOW and money market accounts	341,553	39%	336,197	39%
Savings	40,603	5%	36,207	4%
Time deposit certificates of $250,000 or more	95,539	8%	69,961	8%
Time deposit certificates, $100,000 to $250,000	122,305	14%	127,091	15%
Other time deposit certificates	93,572	11%	100,472	11%
Total	$896,830	100%	$865,991	100%

The composition of brokered deposits included in deposits was as follows (in thousands):

	June 30, 2016	December 31, 2015
NOW and money market accounts	$28,800	$35,271
Time deposit certificates	33,924	11,874
	$62,724	$47,145

The following table sets forth our time deposits segmented by months to maturity and deposit amount (dollars in thousands):

	June 30, 2016
	Time Deposits $250 and Greater	Time Deposits of $100 - $250	Time Deposits of Less than $100	Total
Months to maturity:
Three or less	$10,138	$16,591	$15,688	$42,417
Over Three to Six	18,703	23,646	20,874	63,223
Over Six to Twelve	28,192	38,240	30,636	97,068
Over Twelve	38,506	43,828	26,374	108,708
Total	$95,539	$122,305	$93,572	$311,416

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	June 30, 2016	December 31, 2015
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$21,650	$30,849
Outstanding at end of period	22,882	25,069
Maximum month-end outstanding	23,572	37,474
Rate:
Weighted average interest rate during the year	0.17%	0.15%
Weighted average interest rate at end of the period	0.17%	0.16%

FHLB borrowings:
Balance:
Average daily outstanding	$44,615	$1,686
Outstanding at end of period	68,000	16,000
Maximum month-end outstanding	68,000	16,000
Rate:
Weighted average interest rate during the year	0.37%	0.18%
Weighted average interest rate at end of the period	0.38%	0.24%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies. As of June 30, 2016, the Bank was permitted to pay dividends due to having retained earnings of $3.4 million. $4.9 million in dividends were paid by the Bank to the Company during the six months ended June 30, 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity, Tier 1 capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, each as defined in the applicable regulations. Management believes, as of June 30, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject. See Note 10 to our Unaudited Consolidated Financial Statements for more information.

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
The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There were no uncertain tax positions as of June 30, 2016 and December 31, 2015.

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

The following gap analysis compares the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. As indicated in our Gap Analysis table, our one-year cumulative gap ratio at June 30, 2016 was 1.16.

The table below does not include unrealized gains on investment securities of $6.7 million at June 30, 2016, in rate sensitive assets.

	June 30, 2016
	0-3 Months	3-12 Months	12-60 Months	> 60 Months	Total
Rate Sensitive Assets
Interest-Bearing Deposits with Bank	$19,335	$—	$—	$—	$19,335
Investment Securities	4,218	8,620	64,146	95,844	172,828
Loans	309,935	141,501	343,850	77,386	872,672
Non-Marketable Equity Securities	3,825	—	—	—	3,825
Total Rate Sensitive Assets	$337,313	$150,121	$407,996	$173,230	$1,068,660

Rate Sensitive Liabilities
NOW Accounts	$3,649	$10,940	$51,054	$37,682	$103,325
Money Market Accounts	60,622	72,657	104,949	—	238,228
Savings	4,872	14,617	21,114	—	40,603
Time Deposits	42,415	160,293	102,735	5,973	311,416
Total Interest Bearing Deposits	111,558	258,507	279,852	43,655	693,572
Borrowed Funds	77,327	2,423	17,518	17,433	114,701
Total Rate Sensitive Liabilities	$188,885	$260,930	$297,370	$61,088	$808,273

Cumulative Gap Report Summary Information
Rate Sensitive Assets (RSA)	$337,313	$487,434	$895,430	$1,068,660	$1,068,660
Rate Sensitive Liabilities (RSL)	188,885	449,815	747,185	808,273	808,273
Cumulative Gap (GAP=RSA-RSL)	148,428	37,619	148,245	260,387	260,387

Total Assets	$1,125,362

RSA/RSL	178.58%	108.36%	119.84%	132.22%	132.22%
RSA/Assets	29.97%	43.31%	79.57%	94.96%	94.96%
RSL/Assets	16.78%	39.97%	66.40%	71.82%	71.82%
Gap/Assets	13.19%	3.34%	13.17%	23.14%	23.14%
Gap/RSA	44.00%	7.72%	16.56%	24.37%	24.37%

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

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
On March 14, 2016, we entered into the Merger Agreement providing for the acquisition of Mazon State Bank, which closed on July 1, 2016. As part of our business strategy, we may consider acquisitions of other banks or financial institutions or branches, assets or deposits of such organizations. There is no assurance, however, that we will determine to pursue any of these opportunities or that if we determine to pursue them that we will be successful. Acquisitions involve numerous risks, any of which could harm our business, including:

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
First Community Financial Partners, Inc.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

Date: August 1, 2016	/s/ Glen L. Stiteley
Glen L. Stiteley
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1	First Community Financial Partners, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed with the SEC on June 3, 2016 (SEC File No. 333-211811)).
10.2
Form of First Community Financial Partners, Inc. 2016 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed with the SEC on June 3, 2016 (SEC File No. 333-211811)).

10.3
Form of First Community Financial Partners, Inc. 2016 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 filed with the SEC on June 3, 2016 (SEC File No. 333-211811)).

10.4
Form of First Community Financial Partners, Inc. 2016 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 filed with the SEC on June 3, 2016 (SEC File No. 333-211811)).

10.5
Form of First Community Financial Partners, Inc. 2016 Equity Incentive Plan Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 filed with the SEC on June 3, 2016 (SEC File No. 333-211811)).

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and June 30, 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.