Form 10-Q
period 2016-09-30
First Community Financial Partners, Inc.
filed 2016-11-09
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were outstanding 17,237,845 shares of the Registrant’s common stock as of October 31, 2016.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-Q

September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
	September 30, 2016	December 31, 2015
Assets	(dollars in thousands, except per share data) (September 30, 2016 data is unaudited)
Cash and due from banks	$21,622	$10,699
Federal funds sold	550	—
Interest-bearing deposits in banks	33,349	7,406
Securities available for sale	188,062	205,604
Non-marketable equity securities	3,959	1,367
Mortgage loans held for sale	1,331	400
Loans and leases, net of allowance for loan losses of $12,284 in 2016; $11,741 in 2015	944,671	760,578
Premises and equipment, net	22,454	18,529
Foreclosed assets	725	5,487
Cash surrender value of life insurance	19,324	16,561
Deferred tax asset, net	3,653	9,191
Accrued interest receivable and other assets	6,898	4,830
Total assets	$1,246,598	$1,040,652

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$246,262	$196,063
Interest bearing	818,989	669,928
Total deposits	1,065,251	865,991
Other borrowed funds	46,579	53,015
Subordinated debt	15,300	15,300
Accrued interest payable and other liabilities	4,304	3,305
Total liabilities	1,131,434	937,611

Concentrations, Commitments and Contingencies (Note 10)

First Community Financial Partners, Inc. Shareholders’ Equity
Common stock, $1.00 par value; 60,000,000 shares authorized; 17,237,845 issued and outstanding at September 30, 2016 and 17,026,941 issued and outstanding at December 31, 2015	17,238	17,027
Additional paid-in capital	83,365	82,211
Retained earnings	11,227	2,800
Accumulated other comprehensive income	3,334	1,003
Total shareholders' equity	115,164	103,041
Total liabilities and shareholders' equity	$1,246,598	$1,040,652

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income:	(dollars in thousands, except per share data)(unaudited)
Loans, including fees	$10,229	$8,218	$27,761	$24,124
Securities	1,041	1,103	3,184	3,017
Federal funds sold and other	43	19	83	47
Total interest income	11,313	9,340	31,028	27,188
Interest expense:
Deposits	1,081	973	2,978	2,937
Federal funds purchased and other borrowed funds	112	98	324	129
Subordinated debentures	297	297	891	1,503
Total interest expense	1,490	1,368	4,193	4,569
Net interest income	9,823	7,972	26,835	22,619
Provision for loan losses	383	(813)	883	(1,562)
Net interest income after provision for loan losses	9,440	8,785	25,952	24,181
Noninterest income:
Service charges on deposit accounts	289	188	700	565
Gain on sale of securities	14	251	617	272
Mortgage fee income	169	178	363	435
Bargain purchase gain	1,920	—	1,920	—
Other	381	152	969	465
	2,773	769	4,569	1,737
Noninterest expenses:
Salaries and employee benefits	3,812	2,841	10,379	8,535
Occupancy and equipment expense	568	486	1,434	1,483
Data processing	700	248	1,647	710
Professional fees	369	342	1,136	1,134
Advertising and business development	328	217	805	633
Losses on sale and writedowns of foreclosed assets, net	1	58	14	78
Foreclosed assets expenses, net of rental income	(99)	(61)	50	80
Other expense	1,380	1,005	3,663	2,840
	7,059	5,136	19,128	15,493
Income before income taxes	5,154	4,418	11,393	10,425
Income taxes	1,019	1,471	2,966	3,527
Net income	$4,135	$2,947	$8,427	$6,898

Common share data
Basic earnings per common share	$0.24	$0.17	$0.49	$0.41
Diluted earnings per common share	0.24	0.17	0.48	0.40

Weighted average common shares outstanding for basic earnings per common share	17,189,113	16,993,822	17,165,808	16,910,441
Weighted average common shares outstanding for diluted earnings per common share	17,565,667	17,161,783	17,492,403	17,048,967

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)(unaudited)
Net income	$4,135	$2,947	$8,427	$6,898

Unrealized holding gains (losses) on investment securities	(1,208)	1,297	4,438	976
Reclassification adjustments for gains included in net income	(14)	(251)	(617)	(272)
Tax effect of realized and unrealized gains and losses on investment securities	477	(408)	(1,490)	(274)
Other comprehensive income (loss), net of tax	(745)	638	2,331	430

Comprehensive income	$3,390	$3,585	$10,758	$7,328

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Nine months ended September 30, 2016 and 2015

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total

	(in thousands, except share data)(unaudited)
Balance, December 31, 2014	$16,668	$81,648	$(7,019)	$756	$92,053
Net income	—	—	6,898	—	6,898
Other comprehensive loss, net of tax	—	—	—	430	430
Issuance of 306,189 shares of common stock for restricted stock awards and amortization	306	(304)	—	—	2
Issuance of 43,250 shares of common stock for exercise of warrants	43	155	—	—	198
Reclass of warrants upon redemption of preferred stock	—	(225)	—	—	(225)
Stock based compensation expense	—	763	—	—	763
Balance, September 30, 2015	$17,017	$82,037	$(121)	$1,186	$100,119

Balance, December 31, 2015	$17,027	$82,211	$2,800	$1,003	$103,041
Net income	—	—	8,427	—	8,427
Other comprehensive income, net of tax	—	—	—	2,331	2,331
Issuance of 139,684 shares of common stock for restricted stock awards and amortization	140	(178)	—	—	(38)
Issuance of 27,500 shares of common stock for exercise of warrants	27	88	—	—	115
Issuance of 43,720 shares of common stock for exercise of stock options	44	266	—	—	310
Tax windfall benefit	—	78	—	—	78
Stock based compensation expense	—	900	—	—	900
Balance, September 30, 2016	$17,238	$83,365	$11,227	$3,334	$115,164

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Nine months ended September 30,
	2016	2015
	(in thousands)(unaudited)
Cash Flows From Operating Activities
Net income	$8,427	$6,898
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	1,549	1,383
Provision for loan losses	883	(1,562)
Bargain purchase gain	(1,920)	—
Gain on sale of foreclosed assets	—	(13)
Losses on sales of foreclosed assets	50	92
Net accretion of deferred loan fees	149	58
Warrant accretion	—	6
Depreciation and amortization of premises and equipment	864	954
Realized gains on sales of available for sale securities, net	(617)	(272)
Increase in cash surrender value of life insurance	(446)	(96)
Amortization of core deposit intangible	51	—
Deferred income taxes	2,776	3,419
(Increase) decrease in mortgage loans held for sale	(931)	738
(Decrease) in accrued interest receivable and other assets	(707)	(1,210)
(Decrease) increase in accrued interest payable and other liabilities	631	311
Restricted stock compensation expense	607	716
Stock option compensation expense	293	47
Net cash provided by operating activities	11,659	11,469
Cash Flows From Investing Activities
Acquisition payment, net of cash acquired	(2,746)	—
Net change in interest bearing deposits in banks	(25,943)	(1,657)
Activity in available for sale securities:
Purchases	—	(81,392)
Maturities, prepayments and calls	59,608	12,611
Sales	—	21,234
Purchases of non-marketable equity securities	(2,458)	—
Net increase in loans	(153,106)	(56,315)
Purchases of premises and equipment	(596)	(265)
Proceeds from sale of foreclosed assets	4,721	147
Net cash used in investing activities	(120,520)	(105,637)
Cash Flows From Financing Activities
Net increase in deposits	126,220	77,287
Cash paid on redemption of subordinated debt	—	(14,060)
Net increase (decrease) in other borrowings	(6,436)	27,722
Net cash provided by financing activities	119,784	90,949
Net change in cash and due from banks	10,923	(3,219)
Cash and due from banks:
Beginning	10,699	13,329
Ending	$21,622	$10,110

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$4,345	$5,209
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	—	1,805

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Basis of Presentation

These are the unaudited consolidated financial statements of First Community Financial Partners, Inc. (“we,” “us,” “our,” the “Company” or “First Community”) and its subsidiaries, including its wholly owned bank subsidiary, First Community Financial Bank (the “Bank”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

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

Significant Accounting Policies

In addition to the assumptions and methodologies that the Company used to apply significant accounting policies and develop significant estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the following policies have been added:

Business Combinations and Valuations of Loans Acquired in Business Combinations: We account for acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation.

In particular, the valuation of acquired loans involves significant estimates, assumptions and judgments based on information available as of the acquisition date. Substantially all loans acquired in the transaction are evaluated either individually or in pools of loans with similar characteristics; since the estimated fair value of acquired loans includes a credit consideration, no carryover of any previously recorded allowance for loan losses is recorded at acquisition. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

In determining the fair value of acquired loans, management calculates a nonaccretable difference (the credit mark component of the acquired loans) and an accretable difference (the market rate or yield component of the acquired loans). The nonaccretable difference is the difference between the undiscounted contractually required payments and the undiscounted cash flows expected to be collected in accordance with management’s determination of the fair value.

The accretable yield on acquired loans is the difference between the expected cash flows and the initial investment in the acquired loans. The accretable yield is recognized into earnings using the effective yield method over the term of the loans. Management separately monitors the acquired loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the fair value.

Core Deposit Intangible: Core deposit base premiums represent the value of the acquired customer core deposit bases and are included in as an asset on the consolidated balance sheets. The core deposit intangible has an estimated finite life, is amortized on a straight line basis over a 84-month period, and is subject to periodic impairment evaluation.

Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. Given that the acquisition of Mazon State Bank took place during the third quarter of 2016, there was no impairment charge to the core deposit intangible at September 30, 2016. The net book value of core deposit intangible was $767,000 and $0 at September 30, 2016 and December 31, 2015, respectively and is included in other assets on the consolidated balance sheets.

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

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike U.S. GAAP, which requires that only capital leases be recognized on the balance sheet, the ASU requires that both types of leases by recognized on the balance sheet. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Among other items, the ASU, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The effect of the adoption of this guidance is being evaluated by the Company.

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

Notes to Unaudited Consolidated Financial Statements

Note 2.	Acquisition
On July 1, 2016, the Company completed its acquisition of Mazon State Bank, an Illinois state-chartered commercial bank, pursuant to that certain Agreement and Plan of Merger dated March 14, 2016 (the “Merger Agreement”) by and among the Company, the Bank, Mazon State Bank and First Mazon Bancorp, Inc., a Delaware corporation and the former parent company of Mazon State Bank. Under the terms of the Merger Agreement, the Company acquired Mazon State Bank, through the merger of Mazon State Bank with and into the Bank, for aggregate consideration of $8.5 million in cash. The three branches of Mazon State Bank opened on July 1, 2016 as branches of the Bank. The system integration was completed during the third quarter of 2016.
The purpose of the acquisition was for strategic reasons beneficial to the Company. The acquisition is consistent with its growth plans to expand into the markets in Grundy County, diversify its loan portfolio, and expand our core deposit base. The Company believes it is well-positioned to achieve stronger financial performance and enhance shareholder value through synergies of the combined operations.
The Company accounted for the transaction under the acquisition method of accounting under FASB ASC Topic 805, Business Combinations, and thus, the financial position and results of operations of Mazon State Bank prior to the closing date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value with the assistance of third-party valuations, appraisals, and third-party advisors. The estimated fair values will be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation of the acquisition.
During the three and nine months ended September 30, 2016, the Company incurred $643,000 and $1.2 million, respectively of merger related costs.
The fair value of the assets acquired and liabilities assumed on July 1, 2016 were as follows (in thousands):

	As Recorded by Mazon State Bank	Fair Value Adjustments	As recorded by the Company
Cash and due from banks	$5,754	$—	$5,754
Federal funds sold	550	—	550
Securities available for sale	39,177	—	39,177
Nonmarketable equity securities	134	—	134
Loans, net of allowance of $243	32,381	(362)	32,019
Premises and equipment, net	899	3,294	4,193
Foreclosed assets	9	—	9
Cash surrender value of life insurance	2,317	—	2,317
Other assets	540	823	1,363
	$81,761	$3,755	$85,516

Deposits	$73,040	$(49)	$72,991
Deferred tax liability, net	—	1,272	1,272
Other liabilities	833	—	833
	$73,873	$1,223	$75,096

Excess of assets acquired over liabilities assumed	$7,888	$2,532	$10,420
Less: Purchase price paid in cash			8,500
Bargain purchase gain			$1,920

Note 3.	Earnings Per Share

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net income	$4,135	$2,947	$8,427	$6,898

Weighted average shares outstanding for basic earnings per common share	17,189,113	16,993,822	17,165,808	16,910,441
Dilutive effect of stock-based compensation and warrants	376,554	167,961	326,595	138,526
Weighted average shares outstanding for diluted earnings per common share	17,565,667	17,161,783	17,492,403	17,048,967

Basic income per common share	$0.24	$0.17	$0.49	$0.41
Diluted income per common share	0.24	0.17	0.48	0.40

Note 4.	Securities Available for Sale
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

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations	$55,620	$1,471	$—	$57,091
Residential mortgage backed securities	26,095	313	—	26,408
State and political subdivisions	100,881	3,715	33	104,563
	$182,596	$5,499	$33	$188,062
December 31, 2015
Government sponsored enterprises	$16,284	$125	$—	$16,409
Residential collateralized mortgage obligations	62,701	138	475	62,364
Residential mortgage backed securities	28,494	65	268	28,291
State and political subdivisions	96,480	2,178	118	98,540
	$203,959	$2,506	$861	$205,604

Securities with a fair value of $101.2 million and $82.2 million were pledged as collateral on public funds, securities sold under agreements to repurchase or for other purposes as required or permitted by law as of September 30, 2016 and December 31, 2015, respectively.

The amortized cost and fair value of debt securities available for sale as of September 30, 2016, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$4,137	$4,146
Over 1 year through 5 years	25,467	25,689
Over 5 years through 10 years	32,839	34,054
Over 10 years	38,438	40,674
Residential collateralized mortgage obligations and mortgage backed securities	81,715	83,499
	$182,596	$188,062

Realized gains on the sales of securities were $617,000 and $272,000 during the nine months ended September 30, 2016 and 2015, respectively.

There were $33,000 and $861,000 in securities with unrealized losses at September 30, 2016 and December 31, 2015, respectively, and no unrealized losses which management believed were other-than-temporarily impaired. Unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$9,395	$33	$—	$—	$9,395	$33
	$9,395	$33	$—	$—	$9,395	$33

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential collateralized mortgage obligations	$46,373	$475	$—	$—	$46,373	$475
Residential mortgage backed securities	27,012	268	—	—	27,012	268
State and political subdivisions	12,283	118	—	—	12,283	118
	$85,668	$861	$—	$—	$85,668	$861

Note 5.	Loans and Leases

A summary of the balances of loans follows (in thousands):

	September 30, 2016	December 31, 2015
Construction and Land Development	$39,836	$22,082
Farmland and Agricultural Production	12,985	9,989
Residential 1-4 Family	167,388	135,864
Multifamily	31,880	34,272
Commercial Real Estate	419,958	381,098
Commercial and Industrial	274,889	179,623
Leases, net	739	—
Consumer and other	9,286	9,417
	956,961	772,345
Net deferred loan fees	(6)	(26)
Allowance for loan losses	(12,284)	(11,741)
	$944,671	$760,578

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$38,587	$164	$—	$—	$38,751	$1,085	$39,836
Farmland and Agricultural Production	12,985	—	—	—	12,985	—	12,985
Residential 1-4 Family	166,551	12	—	—	166,563	825	167,388
Multifamily	31,880	—	—	—	31,880	—	31,880
Commercial Real Estate
Retail	97,689	—	—	—	97,689	—	97,689
Office	53,848	—	—	—	53,848	—	53,848
Industrial and Warehouse	74,600	—	—	—	74,600	—	74,600
Health Care	28,737	—	—	—	28,737	—	28,737
Other	163,042	568	25	91	163,726	1,358	165,084
Commercial and Industrial	269,734	38	—	—	269,772	5,117	274,889
Leases, net	739	—	—	—	739	—	739
Consumer and other	9,236	50	—	—	9,286	—	9,286
Total	$947,628	$832	$25	$91	$948,576	$8,385	$956,961

December 31, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$21,885	$—	$197	$—	$22,082	$—	$22,082
Farmland and Agricultural Production	9,989	—	—	—	9,989	—	9,989
Residential 1-4 Family	135,632	182	—	—	135,814	50	135,864
Multifamily	34,272	—	—	—	34,272	—	34,272
Commercial Real Estate
Retail	95,570	—	—	—	95,570	—	95,570
Office	55,151	—	—	—	55,151	—	55,151
Industrial and Warehouse	65,536	—	—	—	65,536	—	65,536
Health Care	29,985	—	—	—	29,985	—	29,985
Other	134,762	—	—	—	134,762	94	134,856
Commercial and Industrial	178,289	—	—	67	178,356	1,267	179,623
Consumer and other	9,417	—	—	—	9,417	—	9,417
Total	$770,488	$182	$197	$67	$770,934	$1,411	$772,345

As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt and comply with various terms of their loan agreements. The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends. Generally, all sizable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit’s risk profile. Credits classified as watch generally receive a review more frequently than annually. For special mention, substandard, and doubtful credit classifications, the frequency of review is increased to no less than quarterly in order to determine potential impact on credit loss estimates.

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. There was no balance to report at September 30, 2016 and December 31, 2015.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$36,240	$2,511	$1,085	$—	$39,836
Farmland and Agricultural Production	12,942	—	43	—	12,985
Multifamily	31,101	779	—	—	31,880
Commercial Real Estate
Retail	86,149	2,501	9,039	—	97,689
Office	50,322	—	3,526	—	53,848
Industrial and Warehouse	73,799	801	—	—	74,600
Health Care	28,737	—	—	—	28,737
Other	156,209	4,353	4,514	8	165,084
Commercial and Industrial	264,091	1,759	7,470	1,569	274,889
Leases, net	739	—	—	—	739
Total	$740,329	$12,704	$25,677	$1,577	$780,287

September 30, 2016	Performing	Non-performing(*)	Total
Residential 1-4 Family	$166,563	$825	$167,388
Consumer and other	9,286	—	9,286
Total	$175,849	$825	$176,674

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$19,450	$2,632	$—	$—	$22,082
Farmland and Agricultural Production	9,989	—	—	—	9,989
Multifamily	33,598	674	—	—	34,272
Commercial Real Estate
Retail	87,665	—	7,905	—	95,570
Office	55,151	—	—	—	55,151
Industrial and Warehouse	64,699	837	—	—	65,536
Health Care	29,985	—	—	—	29,985
Other	128,988	2,664	3,192	12	134,856
Commercial and Industrial	173,324	4,714	355	1,230	179,623
Total	$602,849	$11,521	$11,452	$1,242	$627,064

December 31, 2015	Performing	Non-performing*	Total
Residential 1-4 Family	$135,814	$50	$135,864
Consumer and other	9,417	—	9,417
Total	$145,231	$50	$145,281

(*) Non-performing loans include those on non-accrual status and those that are 90 days or more past due and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended September 30, 2016 and 2015 (in thousands):

September 30, 2016	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Leases	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$424	$41	$1,277	$141	$4,988	$5,125	$2	$46	$12,044
Provision for loan losses	351	4	(9)	11	(361)	383	2	2	383
Loans charged-off	—	—	(6)	—	—	(330)	—	(4)	(340)
Recoveries of loans previously charged-off	18	—	1	—	5	172	—	1	197
Ending balance	$793	$45	$1,263	$152	$4,632	$5,350	$4	$45	$12,284

September 30, 2015
Allowance for loan losses:
Beginning balance	$798	$27	$1,047	$95	$6,394	$3,895	$—	$164	$12,420
Provision for loan losses	(135)	(2)	69	(7)	(760)	31	—	(9)	(813)
Loans charged-off	—	—	—	—	(444)	(203)	—	(7)	(654)
Recoveries of loans previously charged-off	18	—	41	—	709	29	—	3	800
Ending balance	$681	$25	$1,157	$88	$5,899	$3,752	$—	$151	$11,753

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the nine months ended September 30, 2016 and 2015 (in thousands):

September 30, 2016	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Leases	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$813	$43	$1,370	$141	$4,892	$4,286	$—	$196	$11,741
Provision for loan losses	(67)	2	(123)	11	(279)	1,482	4	(147)	883
Loans charged-off	—	—	(15)	—	—	(1,017)	—	(7)	(1,039)
Recoveries of loans previously charged-off	47	—	31	—	19	599	—	3	699
Ending balance	$793	$45	$1,263	$152	$4,632	$5,350	$4	$45	$12,284

September 30, 2015
Allowance for loan losses:
Beginning balance	$758	$459	$1,199	$67	$6,828	$4,296	$—	$298	$13,905
Provision for loan losses	(130)	(434)	(59)	21	(1,108)	294	—	(146)	(1,562)
Loans charged-off	—	—	(195)	—	(548)	(973)	—	(10)	(1,726)
Recoveries of loans previously charged-off	53	—	212	—	727	135	—	9	1,136
Ending balance	$681	$25	$1,157	$88	$5,899	$3,752	$—	$151	$11,753

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Leases	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$30	$—	$—	$937	$—	$—	$967
Collectively evaluated for impairment	793	45	1,233	152	4,632	4,413	4	45	11,317
Ending balance	$793	$45	$1,263	$152	$4,632	$5,350	$4	$45	$12,284
Loans:
Individually evaluated for impairment	$1,084	$—	$2,015	$—	$7,055	$7,562	$—	$—	$17,716
Collectively evaluated for impairment	38,752	12,985	165,373	31,880	412,903	267,327	739	9,286	939,245
Ending balance	$39,836	$12,985	$167,388	$31,880	$419,958	$274,889	$739	$9,286	$956,961

December 31, 2015
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$30	$—	$—	$441	$—	$—	$471
Collectively evaluated for impairment	813	43	1,340	141	4,892	3,845	—	196	11,270
Ending balance	$813	$43	$1,370	$141	$4,892	$4,286	$—	$196	$11,741
Loans:
Individually evaluated for impairment	$—	$—	$1,661	$—	$4,381	$3,777	$—	$—	$9,819
Collectively evaluated for impairment	22,082	9,989	134,203	34,272	376,717	175,846	—	9,417	762,526
Ending balance	$22,082	$9,989	$135,864	$34,272	$381,098	$179,623	$—	$9,417	$772,345

The following tables present additional detail regarding impaired loans, segregated by class, as of and for the three and nine months ended September 30, 2016 and year ended December 31, 2015 (dollars in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

September 30, 2016
				Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$1,085	$1,085	$—	$543	$—	$271	$—
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	1,593	1,553	—	1,612	15	1,391	30
Multifamily	—	—	—	—	—	—	—
Commercial Real Estate
Retail	3,288	3,288	—	1,644	20	822	81
Office	—	—	—	—	—	165	—
Industrial and Warehouse	—	—	—	—	—	—	—
Health Care	—	—	—	—		—	—
Other	3,831	3,767	—	3,786	14	3,823	43
Commercial and Industrial	5,937	4,888	—	4,090	—	3,652	—
Consumer and other	—	—	—	—	—	—	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—	—	—
Farmland and Agricultural Production	—	—	—	—	—	—	—
Residential 1-4 Family	461	461	30	462	6	465	17
Multifamily	—	—	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—	—	—
Health Care	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial and Industrial	2,874	2,674	937	1,926	—	1,434	—
Consumer and other	—	—	—	—	—	—	—
Total	$19,069	$17,716	$967	$14,063	$55	$12,023	$171

December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$—	$—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	1,232	1,193	—	1,280	61
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—
Office	494	494	—	502	26
Industrial and Warehouse	—	—	—	1,441	—
Health Care	—	—	—	—	—
Other	3,952	3,887	—	5,015	127
Commercial and Industrial	3,331	3,131	—	3,640	130
Consumer and other	—	—	—	4	—
With an allowance recorded:
Construction and Land Development	—	—	—	—	—
Farmland and Agricultural Production	—	—	—	—	—
Residential 1-4 Family	468	468	30	473	23
Multifamily	—	—	—	—	—
Commercial Real Estate
Retail	—	—	—	—	—
Office	—	—	—	—	—
Industrial and Warehouse	—	—	—	—	—
Health Care	—	—	—	—	—
Other	—	—	—	64	—
Commercial and Industrial	1,109	646	441	491	—
Consumer and other	—	—	—	—	—
Total	$10,586	$9,819	$471	$12,910	$367

During the nine months ended September 30, 2016, there was one troubled debt restructurings added as a result of the payment of real estate taxes. There were no troubled debt restructurings added during the nine months ended September 30, 2015.

Troubled debt restructurings that were accruing were $4.2 million and $2.7 million as of September 30, 2016 and December 31, 2015, respectively. Troubled debt restructurings that were non-accruing were $75,000 and $94,000 as of September 30, 2016 and December 31, 2015.

The following presents a rollfoward activity of troubled debt restructurings (in thousands, except number of loans):

	Nine months ended September 30,
	2016
	Recorded Investment	Number of Loans
Balance, beginning	$2,832	6
Additions to troubled debt restructurings	2,006	1
Removal of troubled debt restructurings	(519)	(2)
Charge-off related to troubled debt restructurings	—	—
Transfers to other real estate owned	—	—
Repayments and other reductions	(55)	—
Balance, ending	$4,264	5

Restructured loans are evaluated for impairment at each reporting date as part of the Company’s determination of the allowance for loan losses.

Note 6.	Deposits

The composition of interest-bearing deposits was as follows (in thousands):

	September 30, 2016	December 31, 2015
NOW and money market accounts	$418,910	$336,197
Savings	61,399	36,207
Time deposit certificates of $250,000 or more	111,384	69,961
Time deposit certificates of $100,000 to $250,000	123,917	127,091
Other time deposit certificates	103,379	100,472
	$818,989	$669,928

The composition of brokered deposits included in deposits was as follows (in thousands):

	September 30, 2016	December 31, 2015
NOW and money market accounts	$35,001	$35,271
Time deposit certificates	42,842	11,874
	$77,843	$47,145

Note 7.	Other Borrowed Funds

The composition of other borrowed funds was as follows (in thousands):

	September 30, 2016	December 31, 2015
Securities sold under agreements to repurchase	$24,561	$25,069
Federal Home Loan Bank Advances
Maturity dates, fixed interest rate
Matures January 6, 2016, 0.28%	—	11,000
Matures January 4, 2016, 0.16%	—	5,000
Matures October 13, 2016, 0.32%	9,000	—
Matures November 4, 2016, 0.40%	6,000	—
Total Federal Home Loan Bank Advances	15,000	16,000
Secured borrowings	7,018	11,946
	$46,579	$53,015

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

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, commercial real estate loans, first mortgage loans, and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago (“FHLB”).  The Bank had $383.0 million and $338.0 million of loans pledged as collateral for FHLB advances as of September 30, 2016 and December 31, 2015, respectively. There were $15.0 million and $16.0 million in advances outstanding at September 30, 2016 and December 31, 2015, respectively. All FHLB borrowings were repaid on their maturity dates.

On June 29, 2015, the Company entered into a credit agreement with an unaffiliated bank for two credit facilities (secured borrowings). The credit facilities include a $4.0 million revolving line of credit, which had no balance at September 30, 2016 and a term loan with a balance of $7.0 million.  The revolving line matures in 2020 and the term loan matures in 2021. The credit facilities have an annual interest rate of 30 day LIBOR plus 2.25%, which was 2.69% at September 30, 2016.  The credit facilities are collateralized by the stock of the Bank.
The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $186.4 million and $100.1 million of loans pledged as collateral under these agreements as of September 30, 2016 and December 31, 2015, respectively. There were no borrowings outstanding at September 30, 2016 and December 31, 2015.

Note 8.	Income Taxes

Income tax expense recognized is as follows (in thousands):

	Nine months ended September 30,
	2016	2015
Current	$190	$108
Deferred	2,776	3,419
	$2,966	$3,527

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	Nine months ended September 30,
	2016	2015
Federal income tax at statutory rate	$3,987	$3,648
Increase (decrease) due to:
Federal tax exempt	(577)	(419)
State income tax, net of federal benefit	583	533
Benefit of income taxed at lower rate	(114)	(104)
Tax exempt income	(11)	(24)
Cash surrender value of life insurance	(155)	(33)
Bargain purchase gain	(652)	—
Other	(95)	(74)
	$2,966	$3,527

Deferred tax assets and liabilities consist of (in thousands):

	September 30, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$4,699	$4,169
Merger expenses	186	140
Organization expenses	205	226
Net operating losses	311	3,774
Contribution carryforward	9	5
Restricted stock	222	—
Non-qualified stock options	715	644
Foreclosed assets	282	315
Tax credits	396	334
Other	203	412
	7,228	10,019
Deferred tax liabilities:
Depreciation	(1,138)	(186)
Core deposit intangible	(305)	—
Unrealized gains on securities available for sale	(2,132)	(642)
	(3,575)	(828)
Net deferred tax asset	$3,653	$9,191

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. As of September 30, 2016, the Company did not have a valuation allowance against the net deferred tax assets.

The Company had a federal net operating loss carryforward of $736,000 and $9.3 million at September 30, 2016 and December 31, 2015, respectively, which could be used to offset future regular corporate federal income tax. The net operating loss carryforward expires during the December 31, 2033 fiscal tax year. The Company had an Illinois net operating loss carryforward of $1.1 million and $11.1 million at September 30, 2016 and December 31, 2015, respectively, that could be used to offset future regular corporate state income tax. This Illinois net operating loss carryforward will expire during the December 31, 2028 fiscal tax year.

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

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	Nine months ended,			Year ended,
	September 30, 2016			December 31, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,305,504	$6.69	$1,308	1,089,404	$7.00	$—
Granted	343,950	7.73	591	217,500	5.20	444
Exercised	(43,720)	7.08	901	—	—	—
Canceled	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Forfeited	—	—	—	(1,400)	8.25	—

Outstanding at end of period	1,605,734	$6.91	$4,157	1,305,504	$6.69	$1,308

Exercisable at end of period	1,243,234	$7.05	$4,232	1,088,004	$6.99	$864

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on September 30, 2016. There was $4.2 million and $1.3 million in intrinsic value of the stock options outstanding at September 30, 2016 and December 31, 2015. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $293,000 and $47,000, respectively, of compensation expense related to the stock options for the nine months ended September 30, 2016 and 2015. At September 30, 2016, there was $170,000 in compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at September 30, 2016 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable
$5.00	364,376	2.79	364,376
$5.20	217,500	8.26	72,500
$5.53	6,000	3.59	6,000
$6.25	25,000	4.03	25,000
$7.24	217,500	9.26	—
$7.50	405,380	0.82	405,380
$8.00	4,000	2.96	4,000
$8.58	126,450	9.76	126,450
$9.25	239,528	1.63	239,528
	1,605,734		1,243,234

No options vested during the three or nine months ended September 30, 2016.

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

The Company recognized compensation expense of $607,000 and $716,000, respectively, for the nine months ended September 30, 2016 and 2015, related to the restricted stock units. Total unrecognized compensation expense related to restricted stock grants was approximately $270,000 as of September 30, 2016.

The following is a summary of nonvested restricted stock units:

	September 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, at beginning of year	25,000	$5.14
Granted	—	—
Vested	(11,666)	4.73
Canceled	—	—
Forfeited	—	—
Nonvested shares, end of period	13,334	$5.50

Note 10.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	September 30, 2016	December 31, 2015
Commitments to extend credit	$269,551	$179,517
Standby letters of credit	10,492	10,353
Performance letters of credit	2,357	1,088
	$282,400	$190,958

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

As of September 30, 2016, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity tier 1 capital, and Tier 1 leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital.  A number of instruments that generally qualified as Tier 1 capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Company made this one time election in the first quarter of 2015.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  The Company and Bank became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management believes, as of September 30, 2016 and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they were subject.

					As of September 30, 2016
	September 30, 2016		December 31, 2015		For Capital Adequacy Purposes With Capital Conservation buffer		Regulatory Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount
Bank capital ratios:
Total capital to risk-weighted assets	13.69%	140,047	15.79%	133,247	8.625%	88,215	10.00%	102,279
Tier 1 capital to risk weighted assets	12.49%	127,763	14.54%	122,664	6.625%	67,760	8.00%	81,823
Tier 1 common equity to risk-weighted assets	12.49%	127,763	14.54%	122,664	5.125%	52,418	6.50%	66,481
Tier 1 leverage to average assets	10.52%	127,763	11.71%	122,664	4.00%	48,563	5.00%	60,704
Company capital ratios:
Total capital to risk-weighted assets	13.52%	138,642	14.69%	124,159	8.625%	88,415	N/A	N/A
Tier 1 capital to risk weighted assets	10.83%	111,058	11.62%	98,276	6.625%	67,913	N/A	N/A
Tier 1 common equity to risk-weighted assets	10.83%	111,058	11.62%	98,276	5.125%	52,536	N/A	N/A
Tier 1 leverage to average assets	9.15%	111,058	9.36%	98,276	4.00%	48,593	N/A	N/A

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

September 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Residential collateralized mortgage obligations	$57,091	$—	$57,091	$—
Residential mortgage backed securities	26,408	—	26,408	—
State and political subdivisions	104,563	—	103,059	1,504
Derivative financial instruments	73	—	73	—
Financial Liabilities
Derivative financial instruments	73	—	73	—

December 31, 2015
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$16,409	$—	$16,409	$—
Residential collateralized mortgage obligations	62,364	—	62,364	—
Residential mortgage backed securities	28,291	—	28,291	—
State and political subdivisions	98,540	—	97,036	1,504
Derivative financial instruments	95	—	95	—
Financial Liabilities
Derivative financial instruments	95	—	95	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2015	$1,504
Total gains or losses (realized/unrealized) included in other comprehensive income
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, September 30, 2016	$1,504

Beginning balance, December 31, 2014	$1,514
Total gains or losses (realized/unrealized) included in other comprehensive income	(9)
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, September 30, 2015	$1,505

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

September 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Mortgage loans held for sale	$1,331	$—	$—	$1,331
Impaired loans	16,749	—	—	16,749
Foreclosed assets	725	—	—	725

December 31, 2015
Financial Assets
Mortgage loans held for sale	$400	$—	$—	$400
Impaired loans	9,348	—	—	9,348
Foreclosed assets	5,487	—	—	5,487

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
September 30, 2016
Mortgage loans held for sale	$1,331	Secondary market pricing	Selling costs	—
Impaired loans	16,749	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	725	Appraisal of Collateral	Selling costs	10.00%
December 31, 2015
Mortgage loans held for sale	400	Secondary market pricing	Selling costs	—
Impaired loans	9,348	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	5,487	Appraisal of Collateral	Selling costs	10.00%

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

As of September 30, 2016 and December 31, 2015, approximately $2.6 million, or 26%, and $3.1 million, or 32%, of impaired loans were evaluated for impairment using appraisals performed within twelve months of these dates, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows as of September 30, 2016 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$21,622	$21,622	$21,622	$—	$—
Federal funds sold	550	550	550	—	—
Interest-bearing deposits in banks	33,349	33,349	33,349	—	—
Securities available for sale	188,062	188,062	—	186,558	1,504
Nonmarketable equity securities	3,959	3,959	—	—	3,959
Mortgage loans held for sale	1,331	1,331	—	—	1,331
Loans, net	944,671	930,266	—	—	930,266
Accrued interest receivable	3,255	3,255	3,255	—	—
Derivative financial instruments	73	73	—	73	—
Financial liabilities:
Non-interest bearing deposits	246,262	246,262	246,262	—	—
Interest-bearing deposits	818,989	806,285	475,617	—	330,668
Other borrowed funds	46,579	46,274	46,274	—	—
Subordinated debt	15,300	16,228	—	—	16,228
Accrued interest payable	393	393	393	—	—
Derivative financial instruments	73	73	—	73	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2015 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$10,699	$10,699	$10,699	$—	$—
Interest-bearing deposits in banks	7,406	7,406	7,406	—	—
Securities available for sale	205,604	205,604	—	204,100	1,504
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Mortgage loans held for sale	400	400	—	—	400
Loans, net	760,578	760,159	—	—	760,159
Accrued interest receivable	3,106	3,106	3,106	—	—
Derivative financial instruments	95	95	—	95	—
Financial liabilities:
Non-interest bearing deposits	196,063	196,063	196,063	—	—
Interest-bearing deposits	669,928	663,174	372,404	—	290,770
Other borrowed funds	53,015	53,015	53,015	—	—
Subordinated debt	15,300	15,656	—	—	15,656
Accrued interest payable	545	545	545	—	—
Derivative financial instruments	95	95	—	95	—

Note 13.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of September 30, 2016 and December 31, 2015, there were $1.2 million and $1.3 million, respectively, outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $73,000 and $95,000 as of September 30, 2016 and December 31, 2015, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income. The gross amount of the adjustments to the income statement were $14,000 and $28,000 during the three months ended September 30, 2016 and September 30, 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. Risk Factors and other sections of the Company’s December 31, 2015 Annual Report on Form 10-K and the Company’s other filings with the SEC, and other risks and uncertainties, including changes in interest rates, general national and international economic conditions as well as those in the Company’s market area, legislative/regulatory changes, including the rules adopted by the U.S. Federal banking authorities to implement the Basel III capital accords, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, system failure or breaches of our network security, accounting principles, policies and guidelines, and unexpected results of acquisitions (including the acquisition of Mazon State Bank), which may include failure to realize the anticipated benefits of such acquisitions and the possibility that transaction costs may be greater than anticipated. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
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
Merger Transaction
On July 1, 2016, the Company completed its acquisition of Mazon State Bank through the merger of Mazon State Bank with and into the Bank. In connection with the merger, the Bank paid aggregate merger consideration of $8.5 million in cash.
The purpose of the acquisition was for strategic reasons beneficial to the Company. The acquisition is consistent with its growth plans to expand into the Grundy County market, diversify its loan portfolio, and expand its core deposit base. The Company believes it is well-positioned to achieve stronger financial performance and enhance shareholder value through synergies of the combined operations of the Bank and Mazon State Bank.
For additional information on this merger, see Note 2. “Acquisition” to our unaudited consolidated financial statements.

Financial Results
Net income for the quarter ended September 30, 2016 was $4.1 million, or $0.24 per diluted share, compared with $2.9 million, or $0.17 per diluted share, for the quarter ended September 30, 2015. Net income for the nine months ended September 30, 2016 was $8.4 million, or $0.48 per diluted share, compared with $6.9 million, or $0.40 per diluted share for the nine months ended September 30, 2015. Earnings for the year to date 2016 compared to the same period in 2015 reflected year-over-year growth in net interest income, offset by growth in expenses related to the addition of six commercial bankers and one leasing officer. Growth in noninterest expenses reflects of merger costs and additional staffing expenses in connection with the acquisition of Mazon State Bank. Net income for the third quarter of 2016 was positively impacted by a $1.9 million bargain purchase gain related to the acquisition of Mazon State Bank.

FINANCIAL SUMMARY
	Three months ended,
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Interest income:	(In thousands, except per share data)(Unaudited)
Loans, including fees	$10,229	$9,024	$8,508	$8,401	$8,218
Securities	1,041	1,042	1,101	1,117	1,103
Federal funds sold and other	43	21	19	19	19
Total interest income	11,313	10,087	9,628	9,537	9,340
Interest expense:
Deposits	1,081	957	940	986	973
Federal funds purchased and other borrowed funds	112	119	93	87	98
Subordinated debentures	297	297	297	297	297
Total interest expense	1,490	1,373	1,330	1,370	1,368
Net interest income	9,823	8,714	8,298	8,167	7,972
Provision for loan losses	383	500	—	(515)	(813)
Net interest income after provision for loan losses	9,440	8,214	8,298	8,682	8,785
Noninterest income:
Service charges on deposit accounts	289	207	204	190	188
Gain on sale of securities	14	603	—	212	251
Mortgage fee income	169	116	78	96	178
Bargain purchase gain	1,920	—	—	—	—
Other	381	315	273	261	152
Total noninterest income	2,773	1,241	555	759	769
Noninterest expenses:
Salaries and employee benefits	3,812	3,311	3,256	3,004	2,841
Occupancy and equipment expense	568	429	437	494	486
Data processing	700	690	257	203	248
Professional fees	369	375	392	68	342
Advertising and business development	328	262	215	219	217
Losses on sale and writedowns of foreclosed assets, net	1	31	16	109	58
Foreclosed assets expenses, net of rental income	(99)	60	53	50	(61)
Other expense	1,380	974	1,310	898	1,005
Total noninterest expense	7,059	6,132	5,936	5,045	5,136
Income before income taxes	5,154	3,323	2,917	4,396	4,418
Income taxes	1,019	1,058	889	1,474	1,471
Net income applicable to common shareholders	$4,135	$2,265	$2,028	$2,922	$2,947

Basic earnings per share	$0.24	$0.13	$0.12	$0.17	$0.17

Diluted earnings per share	$0.24	$0.13	$0.12	$0.17	$0.17

	Nine months ended September 30,
	2016	2015
Interest income:	(dollars in thousands, except per share data)(unaudited)
Loans, including fees	$27,761	$24,124
Securities	3,184	3,017
Federal funds sold and other	83	47
Total interest income	31,028	27,188
Interest expense:
Deposits	2,978	2,937
Federal funds purchased and other borrowed funds	324	129
Subordinated debentures	891	1,503
Total interest expense	4,193	4,569
Net interest income	26,835	22,619
Provision for loan losses	883	(1,562)
Net interest income after provision for loan losses	25,952	24,181
Noninterest income:
Service charges on deposit accounts	700	565
Gain on sale of securities	617	272
Gain on foreclosed assets, net	—	—
Mortgage fee income	363	435
Bargain purchase gain	1,920	—
Other	969	465
	4,569	1,737
Noninterest expenses:
Salaries and employee benefits	10,379	8,535
Occupancy and equipment expense	1,434	1,483
Data processing	1,647	710
Professional fees	1,136	1,134
Advertising and business development	805	633
Losses on sale and writedowns of foreclosed assets, net	14	78
Foreclosed assets expenses, net of rental income	50	80
Other expense	3,663	2,840
	19,128	15,493
Income before income taxes	11,393	10,425
Income taxes	2,966	3,527
Net income	$8,427	$6,898

Basic earnings per share	$0.49	$0.41

Diluted earnings per share	$0.48	$0.40

FINANCIAL SUMMARY

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Period-End Balance Sheet
(In thousands)(Unaudited)
Assets
Cash and due from banks	$21,622	$13,777	$9,132	$10,699	$10,110
Interest-bearing deposits in banks	33,349	19,335	30,558	7,406	21,324
Securities available for sale	188,062	179,517	203,874	205,604	215,827
Mortgage loans held for sale	1,331	711	133	400	—
Leases, net	739	448	—	—	—
Commercial real estate	419,958	410,461	378,304	381,098	368,896
Commercial	274,889	239,038	181,142	179,623	180,674
Residential 1-4 family	167,388	143,908	139,208	135,864	126,316
Multifamily	31,880	30,809	31,511	34,272	30,771
Construction and land development	39,836	30,834	27,798	22,082	19,451
Farmland and agricultural production	12,985	9,235	9,060	9,989	8,984
Consumer and other	9,280	7,924	7,250	9,391	7,963
Total loans	956,216	872,209	774,273	772,319	743,055
Allowance for loan losses	12,284	12,044	11,335	11,741	11,753
Net loans	943,932	860,165	762,938	760,578	731,302
Other assets	57,563	51,409	54,227	55,965	44,869
Total Assets	$1,246,598	$1,125,362	$1,060,862	$1,040,652	$1,023,432

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$246,262	$203,258	$204,414	$196,063	$174,849
Savings deposits	61,399	40,603	38,481	36,207	34,933
NOW accounts	151,243	103,324	104,136	102,882	101,828
Money market accounts	267,667	238,229	237,873	233,315	232,195
Time deposits	338,680	311,416	294,076	297,524	302,892
Total deposits	1,065,251	896,830	878,980	865,991	846,697
Total borrowings	61,879	114,701	72,237	68,315	72,551
Other liabilities	4,304	2,722	2,855	3,305	4,065
Total Liabilities	1,131,434	1,014,253	954,072	937,611	923,313
Shareholders’ equity	115,164	111,109	106,790	103,041	100,119
Total Shareholders’ Equity	115,164	111,109	106,790	103,041	100,119
Total Liabilities and Shareholders’ Equity	$1,246,598	$1,125,362	$1,060,862	$1,040,652	$1,023,432

COMMON STOCK DATA

	2016			2015
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Unaudited)
Market value (1):
End of period	$9.52	$8.80	$8.70	$7.24	$6.51
High	9.55	9.10	8.84	7.31	7.00
Low	8.35	8.18	7.00	6.26	6.25
Book value (end of period)	6.68	6.47	6.22	6.05	5.88
Tangible book value (end of period)	6.62	6.47	6.22	6.05	5.88
Shares outstanding (end of period)	17,237,845	17,183,780	17,175,864	17,026,941	17,017,441
Average shares outstanding	17,189,113	17,182,197	17,125,928	16,939,010	16,993,822
Average diluted shares outstanding	17,565,667	17,550,547	17,451,354	17,085,752	17,161,783

(1) The prices shown are as reported on the NASDAQ Capital Market

ASSET QUALITY DATA

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
(Dollars in thousands)(Unaudited)
Loans identified as nonperforming	$8,385	$2,622	$2,146	$1,411	$3,117
Other nonperforming loans	91	—	—	67	55
Total nonperforming loans	8,476	2,622	2,146	1,478	3,172
Foreclosed assets	725	2,211	5,231	5,487	4,109
Total nonperforming assets	$9,201	$4,833	$7,377	$6,965	$7,281

Allowance for loan losses	$12,284	$12,044	$11,335	$11,741	$11,753
Nonperforming assets to total assets	0.74%	0.43%	0.70%	0.67%	0.71%
Nonperforming loans to total assets	0.68%	0.23%	0.20%	0.14%	0.31%
Allowance for loan losses to nonperforming loans	144.93%	459.34%	528.19%	794.38%	370.52%

ALLOWANCE FOR LOAN LOSSES ROLLFORWARD
(Dollars in thousands)(Unaudited)	Three months ended,
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Beginning balance	$12,044	$11,335	$11,741	$11,753	$12,420
Charge-offs	340	193	506	133	654
Recoveries	197	402	100	636	800
Net charge-offs	143	(209)	406	(503)	(146)
Provision for loan losses	383	500	—	(515)	(813)
Ending balance	$12,284	$12,044	$11,335	$11,741	$11,753

Net charge-offs	$143	$(209)	$406	$(503)	$(146)
Net chargeoff percentage annualized	0.06%	(0.11)%	0.21%	(0.26)%	(0.08)%

OTHER DATA
(Unaudited)
	Three months ended,
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Return on average assets	1.36%	0.84%	0.78%	1.11%	1.17%
Return on average equity	14.50%	8.36%	7.68%	11.48%	12.01%
Net interest margin	3.44%	3.39%	3.36%	3.29%	3.31%
Average loans to assets	75.50%	76.55%	73.63%	72.12%	72.37%
Average loans to deposits	90.92%	94.16%	88.00%	85.95%	86.63%
Average noninterest bearing deposits to total deposits	22.51%	22.75%	23.35%	23.45%	20.79%

COMPANY CAPITAL RATIOS
(Unaudited)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Tier 1 leverage ratio	9.15%	9.77%	9.72%	9.36%	9.39%
Common equity tier 1 capital ratio	10.83%	11.26%	11.94%	11.62%	11.57%
Tier 1 capital ratio	10.83%	11.26%	11.94%	11.62%	11.57%
Total capital ratio	13.52%	14.14%	14.99%	14.69%	14.71%
Tangible common equity to tangible assets	9.24%	10.47%	10.26%	10.07%	10.07%

NON-GAAP MEASURES

Pre-tax pre-provision core income (1)
(In thousands)(Unaudited)
	For the three months ended,
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Pre-tax net income	$5,154	$3,323	$2,917	$4,396	$4,418
Provision for loan losses	383	500	—	(515)	(813)
Gain on sale of securities	(14)	(603)	—	(212)	(251)
Merger related expenses included in professional fees	24	26	100	—	—
Merger related expenses included in data processing fees	363	410	—	—	—
Severances paid in relation to the merger	92	—	—	—	—
Stock options included in other expense	164	—	—	—	—
Bargain purchase gain	(1,920)	—	—	—	—
Losses on sale and writedowns of foreclosed assets, net	1	31	16	109	58
Foreclosed assets expense, net of rental income	(99)	60	53	50	(61)
Pre-tax pre-provision core income	$4,148	$3,747	$3,086	$3,828	$3,351

(1)  This is a non-GAAP financial measure. In compliance with applicable rules of the SEC, this non-GAAP measure is reconciled to pre-tax net income, which is the most directly comparable GAAP financial measure. The Company’s management believes the presentation of pre-tax pre-provision core income provides investors with a greater understanding of the Company’s operating results, in addition to the results measured in accordance with GAAP.

Results of Operations
Net Interest Income
Net interest income is the largest component of our income, and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, interest-bearing deposits in other banks, investment securities, and federal funds sold. Our interest-bearing liabilities include deposits, advances from the FHLB, subordinated debentures, repurchase agreements and other short-term borrowings.
The following tables reflect the components of net interest income for the three and nine months ended September 30, 2016, and 2015

	Three months ended September 30,
	2016			2015
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$919,777	$10,229	4.45%	$731,871	$8,218	4.49%
Investment securities (2)	199,139	1,041	2.09%	207,843	1,103	2.12%
Interest-bearing deposits with other banks	24,580	43	0.70%	23,790	19	0.32%
Total earning assets	$1,143,496	$11,313	3.96%	$963,504	$9,340	3.88%
Other assets	74,740			47,787
Total assets	$1,218,236			$1,011,291

Liabilities
NOW accounts	$122,727	$90	0.29%	$98,915	$64	0.26%
Money market accounts	260,070	190	0.29%	234,898	166	0.28%
Savings accounts	62,179	15	0.10%	34,447	15	0.17%
Time deposits	326,860	786	0.96%	300,476	728	0.97%
Total interest bearing deposits	771,836	1,081	0.56%	668,736	973	0.58%
Securities sold under agreements to repurchase	23,339	10	0.17%	33,112	11	0.13%
Secured borrowings	7,752	58	2.99%	13,406	86	—
Mortgage payable	—	—	—%	—	—	—%
FHLB borrowings	42,391	44	0.42%	1,413	1	0.28%
Subordinated debentures	15,300	297	7.76%	15,300	297	7.76%
Total interest bearing liabilities	860,618	$1,490	0.69%	731,967	1,368	0.75%
Noninterest bearing deposits	239,802			176,040
Other liabilities	3,726			5,117
Total liabilities	$1,104,146			$913,124

Total shareholders' equity	$114,090			$98,167

Total liabilities and equity	$1,218,236			$1,011,291

Net interest income		$9,823			$7,972

Interest rate spread			3.27%			3.13%

Net interest margin			3.44%			3.31%

Footnotes:
(1) Average loans include nonperforming loans
(2) No tax-equivalent adjustments were made, as the effect therof was not material

	Nine months ended September 30,
	2016			2015
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$830,640	$27,761	4.46%	$717,473	$24,124	4.48%
Investment securities (2)	198,867	3,184	2.13%	193,212	3,017	2.08%
Interest-bearing deposits with other banks	16,464	83	0.67%	16,892	47	0.37%
Total earning assets	$1,045,971	$31,028	3.96%	$927,577	$27,188	3.91%
Other assets	68,064			45,933
Total assets	$1,114,035			$973,510

Liabilities
NOW accounts	$112,221	$242	0.29%	$87,578	$139	0.21%
Money market accounts	242,098	514	0.28%	220,448	457	0.28%
Savings accounts	46,357	38	0.11%	33,074	42	0.17%
Time deposits	304,138	2,184	0.96%	303,240	2,299	1.01%
Total interest bearing deposits	704,814	2,978	0.56%	644,340	2,937	0.61%
Securities sold under agreements to repurchase	22,965	27	0.16%	30,355	25	0.11%
Secured borrowings	9,175	200	2.91%	4,569	88	2.57%
Mortgage payable	—	—	—%	241	14	7.75%
FHLB borrowings	33,059	97	0.39%	1,154	2	0.23%
Subordinated debentures	15,300	891	7.76%	24,424	1,503	8.21%
Total interest bearing liabilities	785,313	$4,193	0.71%	705,083	4,569	0.86%
Noninterest bearing deposits	216,430			168,316
Other liabilities	3,113			4,221
Total liabilities	$1,004,856			$877,620

Total shareholders' equity	$109,179			$95,890

Total liabilities and equity	$1,114,035			$973,510

Net interest income		$26,835			$22,619

Interest rate spread			3.25%			3.05%

Net interest margin			3.42%			3.25%

Footnotes:
(1) Average loans include nonperforming loans
(2) No tax-equivalent adjustments were made, as the effect therof was not material

The net interest income and margin increases for the three and nine months ended September 30, 2016 compared to the same periods in 2015 were primarily due to increased loan volume as well as the refinancing of our subordinated debentures with lower cost secured borrowings.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the periods noted (dollars in thousands):

	Three months ended September 30,
	2016 compared to 2015
	Average Volume	Average Rate	Mix	Net Increase (Decrease)
Interest Income
Loans	$2,103	$(73)	$(19)	$2,011
Investment securities	(47)	(16)	1	(62)
Interest bearing deposits with other banks	1	22	1	24
Total interest income	2,057	(67)	(17)	1,973

Interest expense
NOW accounts	17	7	2	26
Money market accounts	17	6	1	24
Savings accounts	11	(6)	(5)	—
Time deposits	66	(7)	(1)	58
Secured borrowings	(36)	14	(6)	(28)
Securities sold under agreements to repurchase	(3)	3	(1)	(1)
FHLB advances	43	—	—	43
Mortgage payable	—	—	—	—
Subordinated debentures	—	—	—	—
Total interest expense	115	17	(10)	122
Change in net interest income	$1,942	$(84)	$(7)	$1,851

	Nine months ended September 30,
	2016 compared to 2015
	Average Volume	Average Rate	Mix	Net Increase (Decrease)
Interest Income
Loans	$3,762	$(108)	$(17)	$3,637
Investment securities	92	73	2	167
Interest bearing deposits with other banks	—	37	(1)	36
Total interest income	3,854	2	(16)	3,840

Interest expense
NOW accounts	39	49	15	103
Money market accounts	57	—	—	57
Savings accounts	17	(15)	(6)	(4)
Time deposits	7	(122)	—	(115)
Secured borrowings	88	12	12	112
Securities sold under agreements to repurchase	(6)	11	(3)	2
FHLB advances	55	1	39	95
Mortgage payable	(13)	(14)	13	(14)
Subordinated debentures	(560)	(83)	31	(612)
Total interest expense	(316)	(161)	101	(376)
Change in net interest income	$4,170	$163	$(117)	$4,216

Provision for Loan Losses
The Company recorded a provision for loan losses of $383,000 and a reversal of $813,000 for the three months ended September 30, 2016 and 2015, respectively. The Company had net charge-offs of $143,000 and net recoveries of $146,000 for the three months ended September 30, 2016 and 2015, respectively. In addition, the Company had net charge-offs of $340,000 and of $590,000 for the nine months ended September 30, 2016 and 2015, respectively. Nonperforming loans increased 473.48% from $1.5 million at December 31, 2015 to $8.5 million at September 30, 2016. The increase in nonperforming loans was primarily the result of the downgrade of two loan relationships during the second and third quarters, offset by paydowns and charge-offs on other nonperforming loans throughout first nine months of the year.

Noninterest Income

The following table sets forth the components of noninterest income for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service charges on deposit accounts	$289	$188	$101	54%	$700	$565	$135	24%
Gain on sale of securities	14	251	(237)	(94)%	617	272	$345	127%
Mortgage fee income	169	178	(9)	(5)%	363	435	$(72)	(17)%
Bargain purchase gain	1,920	—	1,920	100%	1,920	—	$1,920	100%
Other	381	152	229	151%	969	465	$504	108%
Total noninterest income	$2,773	$769	$2,004	261%	$4,569	$1,737	$2,832	163%

Service charges on deposits increased for the three and nine months ended September 30, 2016 due to continued growth in noninterest bearing accounts. Noninterest bearing accounts were up $71.4 million at September 30, 2016 since September 30, 2015.
Gain on the sale of securities for the three and nine months ended September 30, 2016, were the result of securities sold during the year in order to fund loan growth. For the three months ended September 30, 2016 gain on sales of securities were lower than the three months ended September 30, 2015 as there were higher sales in the same period in 2015. For the nine months ended September 30, 2016 were higher as a result of there being higher sales volumes in the current year in order to fund loan growth.
Mortgage fee income was down for the three and nine months ended September 30, 2016 compared to the same periods in 2015 as a result of decreased mortgage sale volumes.
The bargain purchase gain of $1.9 million for the three and nine months ended September 30, 2016 was related to the acquisition of Mazon State Bank in the third quarter of 2016.
Other noninterest income increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 driven primarily by additional ATM fee income from the acquisition of Mazon State Bank and additional bank owned life insurance (“BOLI”) income. BOLI was purchased in the fourth quarter of 2015 by the Bank and also acquired in the acquisition of Mazon State Bank in the third quarter 2016.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and employee benefits	$3,812	$2,841	$971	34%	10,379	8,535	1,844	22%
Occupancy and equipment expense	568	486	82	17%	1,434	1,483	(49)	(3)%
Data processing	700	248	452	182%	1,647	710	937	132%
Professional fees	369	342	27	8%	1,136	1,134	2	—%
Advertising and business development	328	217	111	51%	805	633	172	27%
Losses on sale and writedowns of foreclosed assets, net	1	58	(57)	(98)%	14	78	(64)	(82)%
Foreclosed assets, net of rental income	(99)	(61)	(38)	(62)%	50	80	(30)	(38)%
Other expense	1,380	1,005	$375	37%	3,663	2,840	823	29%
Total noninterest expense	$7,059	$5,136	$1,923	37%	$19,128	$15,493	$3,635	23%

Salaries and employee benefit expenses were higher for the three and nine months ended September 30, 2016 compared to the same periods in 2015. This was the result of new hires during 2015 and 2016 primarily in the lending area and the addition of staff from the acquisition of Mazon State Bank during the third quarter of 2016.

Occupancy and equipment expense was higher for the three months ended September 30, 2016, despite being flat for the nine months ended September 30, 2016, as we saw an increase in purchases and depreciation and amortization as a result the recent acquisition.

Data processing expense increased $452,000 and $937,000 for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 as a part of the costs related to the acquisition.

Professional fees increased slightly for the three months ended September 30, 2016 and remained flat for the nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to lower loan related legal payments during 2016 offset by merger related legal fees.

Advertising and business development expenses were up slightly for the three and nine months ended September 30, 2016 as new advertising conducted during 2016 for new products and as a result of the acquisition.

Losses on sale and writedowns of foreclosed assets, net, were lower in the current year for the three and nine months, as a result of lower discounts taken on the properties sold during 2016.

Foreclosed asset expenses were lower for the three and nine months ended September 30, 2016, as a result of reversals of real estate tax accruals related to foreclosed assets.

The increase in other expenses was in relation to the addition of six commercial banking officers and one leasing officer and the related recruitment expenses as well as stock option expense related to the merger in the third quarter 2016.
Income Taxes

The Company recorded income tax expense of $3.0 million and $3.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively. Net deferred tax assets were $3.7 million and $9.2 million at September 30, 2016 and December 31, 2015, respectively.

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. As of September 30, 2016, the Company did not have a valuation allowance against the net deferred tax assets.

The Company had a federal net operating loss carryforward of $736,000 and $9.3 million at September 30, 2016 and December 31, 2015, respectively, which could be used to offset future regular corporate federal income tax. The net operating loss carryforward expires during the December 31, 2033 fiscal tax year. The Company had an Illinois net operating loss carryforward of $1.1 million and $11.1 million at September 30, 2016 and December 31, 2015, respectively, that could be used to offset future regular corporate Illinois state income tax. This Illinois net operating loss carryforward will expire during the December 31, 2028 fiscal tax year.

Financial Condition
Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	September 30, 2016		December 31, 2015		September 30, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$39,836	4%	$22,082	3%	$19,451	3%
Farmland and Agricultural Production	12,985	1%	9,989	1%	8,984	1%
Residential 1-4 Family	167,388	17%	135,864	18%	126,316	17%
Multifamily	31,880	3%	34,272	5%	30,771	4%
Commercial Real Estate	419,958	45%	381,098	49%	368,896	50%
Commercial and Industrial	274,889	29%	179,623	23%	180,674	24%
Leases, net	739	—%	—	—%	—	—%
Consumer and other	9,286	1%	9,417	1%	8,010	1%
Total Loans	$956,961	100%	$772,345	100%	$743,102	100%
Total loans increased by $184.6 million during the nine months ended September 30, 2016. Excluding the $32.6 million in loans added through the Mazon State Bank acquisition ($28.2 million of which were residential 1-4 family loans), total organic loan growth was $51.7 million in the third quarter of 2016. The organic loan growth was the result of a strong loan pipeline along with results produced by the addition of six commercial lenders during the first quarter of 2016. New loans originated during the nine months ended September 30, 2016 were primarily in the commercial real estate and commercial and industrial categories.
The contractual maturity distributions of our loan portfolio as of September 30, 2016 are indicated in the tables below:

	Loans Maturities September 30, 2016
(Dollars in thousands)	Within One Year	One Year to Five Years	After Five Years	Total
Construction and Land Development	$23,293	$15,081	$1,462	$39,836
Farmland and Agricultural Production	2,347	10,616	22	12,985
Residential 1-4 Family	22,371	94,820	50,197	167,388
Multifamily	872	24,927	6,081	31,880
Commercial Real Estate	49,773	220,086	150,099	419,958
Commercial and Industrial	124,874	128,892	21,123	274,889
Leases, net	204	535	—	739
Consumer and other	4,592	4,640	54	9,286
Total	$228,326	$499,597	$229,038	$956,961

September 30, 2016
(Dollars in thousands)	Due After One Year
Loans with:
Predetermined interest rates	$581,002
Floating or adjustable rates	147,633
$728,635
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

At September 30, 2016 and December 31, 2015, the allowance for loan losses was $12.3 million and $11.7 million, respectively. The allowance to total loan percentage declined from 1.58% at September 30, 2015, to 1.28% at September 30, 2016. This decrease has been the result of an improving net charge-off history, which is the starting point for the Company’s allowance for loan losses calculation. In addition, the allowance for loan losses to nonperforming loans decreased from 377.06% at September 30, 2015, to 144.93% at September 30, 2016 as a result of increases in nonperforming loans during 2016.

Charge-offs and recoveries for each major loan category are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$12,044	$12,420	$11,741	$13,905
Charge-offs:
Construction and Land Development	—	—	—	—
Residential 1-4 Family	6	—	16	195
Commercial Real Estate	—	444	—	548
Commercial and Industrial	330	203	1,017	973
Consumer and other	4	7	6	10
Total charge-offs	$340	$654	$1,039	$1,726
Recoveries:
Construction and Land Development	18	18	47	53
Residential 1-4 Family	1	41	31	213
Commercial Real Estate	5	709	19	726
Commercial and Industrial	172	29	599	135
Consumer and other	1	3	3	9
Total recoveries	$197	$800	$699	$1,136
Net charge-offs (recoveries)	143	(146)	340	590
Provision for loan losses	383	(813)	883	(1,562)
Allowance for loan losses at end of period	$12,284	$11,753	$12,284	$11,753
Selected loan quality ratios:
Net charge-offs (recoveries) to average loans	0.05%	(0.08)%	0.05%	0.11%
Allowance to total loans at end of period	1.28%	1.58%	1.28%	1.58%
Allowance to nonperforming loans at end of period	144.93%	377.06%	144.93%	377.06%
The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	September 30, 2016		December 31, 2015
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans
Construction and Land Development	$793	6%	$813	7%
Farmland and Agricultural Production	45	—%	43	—%
Residential 1-4 Family	1,263	10%	1,370	12%
Multifamily	152	1%	141	1%
Commercial Real Estate	4,632	38%	4,892	42%
Commercial	5,350	45%	4,286	37%
Leases, net	4	—%	—	—%
Consumer and other	45	—%	196	1%
Total	$12,284	100%	$11,741	100%

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
There were approximately $8.5 million of nonperforming loans (loans with a nonaccrual status or past due 90 days or more) at September 30, 2016, which were higher than the $1.5 million of nonperforming loans at December 31, 2015. During 2016 two large relationships were moved to nonaccrual and caused the increase over year-end.
There were $4.2 million in troubled debt restructurings accruing interest at September 30, 2016. The increase from year-end was the result of one loan being added to troubled debt restructuring status as a result of the payment of real estate taxes.
Impaired loans were $17.7 million and $9.8 million at September 30, 2016 and December 31, 2015, respectively. Included in impaired loans at September 30, 2016 were $3.1 million in loans with valuation allowances totaling $1.0 million, and $14.6 million in loans without valuation allowances. Included in impaired loans at December 31, 2015 were $1.1 million in loans with valuation allowances totaling $471,000 and $8.7 million in loans without valuation allowances.
The following presents the recorded investment in impaired loans:

	September 30, 2016	December 31, 2015	September 30, 2015
Nonaccrual loans	$8,385	$1,411	$3,117
Accruing loans delinquent 90 days or more	91	67	—
Nonperforming loans	$8,476	$1,478	$3,117
Troubled debt restructurings accruing interest	$4,189	$2,738	$2,758

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of September 30, 2016 and December 31, 2015 were approximately $20.2 million and $11.8 million, respectively.  Management believes it has established an adequate allowance for probable loan losses, as appropriate under U.S. GAAP and applicable regulatory guidance.

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
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government sponsored enterprises	$—	$—	$16,284	$16,409
Residential collateralized mortgage obligations	55,620	57,091	62,701	62,364
Residential mortgage backed securities	26,095	26,408	28,494	28,291
State and political subdivisions	100,881	104,563	96,480	98,540
Total securities available for sale	$182,596	$188,062	$203,959	$205,604
The decrease in available for sale securities during the nine months ended September 30, 2016 was the result of approximately $55.7 million in securities sold to fund loan growth, offset by the securities acquired from Mazon State Bank as a part of the acquisition.
Securities with a fair value of $101.2 million and $82.2 million were pledged as collateral on public funds, securities sold under agreements or for other purposes as required or permitted by law, as of September 30, 2016 and December 31, 2015, respectively.
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

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$246,262	23%	$196,063	23%
NOW and money market accounts	418,910	39%	336,197	39%
Savings	61,399	6%	36,207	4%
Time deposit certificates of $250,000 or more	111,384	10%	69,961	8%
Time deposit certificates, $100,000 to $250,000	123,917	12%	127,091	15%
Other time deposit certificates	103,379	10%	100,472	11%
Total	$1,065,251	100%	$865,991	100%

Total deposits increased $199.3 million, or 23.01%, since December 31, 2015, of which $73.0 million was related to the acquisition of Mazon State Bank. Noninterest bearing demand deposits increased $50.2 million, or 25.60%, since December 31, 2015, of which $34.4 million was related to the acquisition of Mazon State Bank. There was an increase in time deposits of $41.2 million, or 13.83%, to $338.7 million at September 30, 2016, from $297.5 million at December 31, 2015, of which $10.4 million was related to the acquisition of Mazon State Bank. The ratio of time deposits to total deposits decreased slightly from to 34.36% at December 31, 2015 to 31.79% at September 30, 2016 as we to continue to fund our loan growth.

The composition of brokered deposits included in deposits was as follows (in thousands):

	September 30, 2016	December 31, 2015
NOW and money market accounts	$35,001	$35,271
Time deposit certificates	42,842	11,874
	$77,843	$47,145

The following table sets forth our time deposits segmented by months to maturity and deposit amount (dollars in thousands):

	September 30, 2016
	Time Deposits $250 and Greater	Time Deposits of $100 - $250	Time Deposits of Less than $100	Total
Months to maturity:
Three or less	$20,223	$24,818	$27,651	$72,692
Over Three to Six	16,815	18,086	27,426	62,327
Over Six to Twelve	29,993	36,519	29,505	96,017
Over Twelve	36,348	44,494	26,802	107,644
Total	$103,379	$123,917	$111,384	$338,680

Off-Balance Sheet Arrangements
Refer to Note 10 of our Unaudited Consolidated Financial Statements for a description of off-balance sheet arrangements.

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	September 30, 2016	December 31, 2015
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$23,339	$30,849
Outstanding at end of period	24,561	25,069
Maximum month-end outstanding	24,561	37,474
Rate:
Weighted average interest rate during the year	0.17%	0.15%
Weighted average interest rate at end of the period	0.17%	0.16%

FHLB borrowings:
Balance:
Average daily outstanding	$42,391	$1,686
Outstanding at end of period	15,000	16,000
Maximum month-end outstanding	15,000	16,000
Rate:
Weighted average interest rate during the year	0.39%	0.18%
Weighted average interest rate at end of the period	0.35%	0.24%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies. As of September 30, 2016, the Bank was permitted to pay dividends due to having retained earnings of $5.5 million. Dividends of $7.3 million were paid by the Bank to the Company during the nine months ended September 30, 2016 in order to pay down outstanding holding company debt.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity, Tier 1 capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, each as defined in the applicable regulations. Management believes that as of September 30, 2016 and December 31, 2015, the Company and the Bank each met all of their respective capital adequacy requirements. See Note 11 to our Unaudited Consolidated Financial Statements for more information.

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
The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There were no uncertain tax positions as of September 30, 2016 and December 31, 2015.

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

The table below does not include unrealized gains on investment securities of $5.5 million at September 30, 2016, in rate sensitive assets.

	September 30, 2016
	0-3 Months	3-12 Months	12-60 Months	> 60 Months	Total
Rate Sensitive Assets
Interest-Bearing Deposits with Bank	$33,349	$—	$—	$—	$33,349
Fed funds sold	550	—	—	—	550
Investment Securities	3,596	10,454	68,380	100,166	182,596
Loans	345,795	164,753	340,944	89,928	941,420
Non-Marketable Equity Securities	3,959	—	—	—	3,959
Total Rate Sensitive Assets	$387,249	$175,207	$409,324	$190,094	$1,161,874

Rate Sensitive Liabilities
NOW Accounts	$5,338	$16,014	$69,394	$60,497	$151,243
Money Market Accounts	68,840	81,339	117,488	—	267,667
Savings	7,368	22,103	31,928	—	61,399
Time Deposits	71,413	141,176	118,877	7,214	338,680
Total Interest Bearing Deposits	152,959	260,632	337,687	67,711	818,989
Borrowed Funds	22,885	2,601	17,481	18,912	61,879
Total Rate Sensitive Liabilities	$175,844	$263,233	$355,168	$86,623	$880,868

Cumulative Gap Report Summary Information
Rate Sensitive Assets (RSA)	$387,249	$562,456	$971,780	$1,161,874	$1,161,874
Rate Sensitive Liabilities (RSL)	175,844	439,077	794,245	880,868	880,868
Cumulative Gap (GAP=RSA-RSL)	211,405	123,379	177,535	281,006	281,006

Total Assets	$1,246,598

RSA/RSL	220.22%	128.10%	122.35%	131.90%	131.90%
RSA/Assets	31.06%	45.12%	77.95%	93.20%	93.20%
RSL/Assets	14.11%	35.22%	63.71%	70.66%	70.66%
Gap/Assets	16.96%	9.90%	14.24%	22.54%	22.54%
Gap/RSA	54.59%	21.94%	18.27%	24.19%	24.19%

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

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
First Community Financial Partners, Inc.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

Date: November 4, 2016	/s/ Glen L. Stiteley
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and September 30, 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.