Form 10-K
period 2016-12-31
First Community Financial Partners, Inc.
filed 2017-03-08
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $111,425,732 as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates,” and the Registrant is not bound by this determination for any other purpose.

There were issued and outstanding 17,758,386 shares of the Registrant’s common stock as of March 1, 2017.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-K

December 31, 2016

PART I

Item 1. Business

First Community

First Community Financial Partners, Inc. (“First Community” or the “Company”) was formed as a bank holding company in 2006. First Community is headquartered in Joliet, Illinois. First Community has one banking subsidiary, First Community Financial Bank (the “Bank”). The Bank is the result of the consolidation of our four legacy banking subsidiaries and affiliates.

On February 6, 2017, First Community entered into an Agreement and Plan of Merger with First Busey Corporation, a Nevada corporation (“First Busey”), pursuant to which First Community will merge into First Busey, with First Busey as the surviving corporation (the “Merger”). It is anticipated that the Bank will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the Merger. At the time of the bank merger, the Bank’s banking offices will become branches of Busey Bank. The Merger is anticipated to be completed in mid-2017, and is subject to the satisfaction of customary closing conditions contained in the Agreement and Plan of Merger, including the approval of the appropriate regulatory authorities and the stockholders of First Community.
On July 1, 2016, First Community completed its acquisition of Mazon State Bank through the merger of Mazon State Bank with and into the Bank. In connection with the merger, First Community paid aggregate merger consideration of $8.5 million in cash. For additional information on this merger, see Note 3 to our Consolidated Financial Statements.
As of December 31, 2016, on a consolidated basis, First Community had total assets of $1.3 billion, total deposits of $1.1 billion and total shareholders’ equity of $113.7 million. For the Company’s complete financial information as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, see Item 8. Financial Statements and Supplementary Data.
The Bank
The Bank is a full-service community bank principally engaged in the business of commercial, family and personal banking, and offers customers a broad range of loan, deposit, and other financial products and services through nine full-service banking offices located in Cook, DuPage, Grundy, and Will Counties, Illinois.
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
Lending Activities
At December 31, 2016, $36.7 million, or 3.70% of the total loan portfolio, consisted of multi-family mortgage loans; $426.0 million, or 42.96% of the total loan portfolio, consisted of other commercial real estate loans; $281.8 million, or 28.42% of the total loan portfolio, consisted of commercial and industrial loans; $47.3 million, or 4.77%, of the total loan portfolio, consisted of construction and land development loans; and $176.0 million, or 17.75% of the total loan portfolio, consisted of one-to-four family residential mortgage loans, including home equity loans and lines of credit. In addition, the Bank had farm and agricultural loans totaling $12.6 million, or 1.27%, and consumer and other loans totaling $8.0 million, or 0.80%, of the total portfolio as of December 31, 2016. The Bank’s loan portfolio consists primarily of non-residential real estate loans (owner occupied commercial real estate and investor commercial real estate, multi-family, construction and land development loans), which represented 52.71% of the total loan portfolio, or $522.7 million, at December 31, 2016.
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
At December 31, 2016, the Bank’s deposits totaled $1.1 billion; interest bearing deposits totaled $835.3 million; non-interest bearing demand deposits totaled $247.9 million; savings, money market and NOW account deposits totaled $508.4 million; and certificates of deposit totaled $326.9 million.
Competition
First Community and the Bank face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. government, credit unions, leasing companies, insurance companies, FinTech companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from Internet-based financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.
We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. In addition, we reward long-standing relationships with preferred rates and terms on deposit products based on existing and prospective lending business. We do not rely on any individual, group or entity for a material portion of our loans or our deposits.
Employees
At December 31, 2016, First Community and the Bank had 131 full-time employees and 24 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

Internet Website

We maintain a website with the address investors.fcfp.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission (“SEC”).

SUPERVISION AND REGULATION
General
FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates, and the Company’s payment of dividends. In the last several years, the Company has experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although

the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase. While it is anticipated that the Trump administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the true impact of the new administration is impossible to predict with any certainty.
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
The following is a summary of the material elements of the supervisory and regulatory framework applicable to First Community and the Bank, beginning with a discussion of the continuing regulatory emphasis on the Company’s capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.
The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weighting. The standardized approach is institutionalized by the Dodd-Frank Act for all banking organizations as a floor.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the

Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $1 billion that do not have securities registered with the SEC).
The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.
Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;

•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (which, as of January 1, 2017, was phased in half-way to 1.25%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until 2019.
Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);

•	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.
As of December 31, 2016: (i) the Bank was not subject to a directive from the DFPR or FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2016, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.
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
Regulation and Supervision of First Community
General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and examiners must rate them well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.
The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has not elected to operate as a financial holding company.
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
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.
Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.
The interagency guidance recognized three core principles: effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.
Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. The Company has consolidated assets greater than $1 billion and less than $50 billion and the Company is considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk.
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

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
Supervision and Regulation of the Bank
General. The Bank is an Illinois-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“nonmember banks”).
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.   Effective July 1, 2016, the FDIC changed its pricing system for banks under $10 billion, like the Bank, so that minimum and maximum initial base assessment rates are established based on supervisory ratings. The initial base assessment rates currently range from three basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.
The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.15% on June 30, 2016, when revised factors were put in place for calculating the assessment.  If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.
FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2016 was 0.560 basis points (56 cents per $100 dollars of assessable deposits).
Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2016, the Bank paid supervisory assessments to the DFPR totaling approximately $115,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While the LCR only applies to the largest banking organizations in the country, as will the NSFR, certain elements are expected to filter down to all FDIC-insured institutions. The Company continues to review the Company’s liquidity risk management policies in light of the LCR and NSFR.
Dividend Payments. The primary source of funds for First Community is dividends from the Bank. Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2016. Notwithstanding the availability of funds for dividends, however, the FDIC and the DFPR may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.
State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the Bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.
Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
Branching Authority. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2017: the first $15.5 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.5 million to $115.1 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $115.1 million, the reserve requirement is 3% up to $115.1 million plus 10% of the aggregate amount of total transaction accounts in excess of $115.1 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
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
Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.
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

Based on the Bank’s loan portfolio as of December 31, 2016, it did not exceed the 300% guideline for commercial real estate loans.
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
Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. We do not currently expect the CFPB’s rules to have a significant impact on our operations, except for higher compliance costs.

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
The Agreement and Plan of Merger May Be Terminated in Accordance with Its Terms and the Merger May Not Be Completed.
The Agreement and Plan on Merger is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: approval of the Agreement and Plan on Merger and the transactions it contemplates by First Community stockholders, receipt of certain requisite regulatory approvals, absence of orders prohibiting completion of the Merger, effectiveness of the registration statement of which this proxy statement/prospectus is a part, approval of the issuance of First Busey common stock, as applicable, for listing on the NASDAQ Global Select Market, the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the Agreement and Plan on Merger) and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Agreement and Plan on Merger at any time, before or after stockholder approval, or First Busey or First Community may elect to terminate the Agreement and Plan on Merger in certain other circumstances.
Termination of the Agreement and Plan of Merger Could Negatively Impact First Community.
If the Merger is not completed for any reason, including as a result of First Community stockholders declining to approve the Agreement and Plan on Merger, the ongoing business of First Community may be adversely impacted and, without realizing any of the anticipated benefits of completing the Merger, First Community would be subject to a number of risks, including the following:

•
First Community may experience negative reactions from the financial markets, including negative impacts on its stock price (including to the extent that the current market price reflects a market assumption that the Merger will be completed);

•	First Community may experience negative reactions from its customers, vendors and employees;

•	First Community will have incurred substantial expenses and will be required to pay certain costs relating to the Merger, whether or not the Merger is completed;

•
the Agreement and Plan on Merger places certain restrictions on the conduct of First Community’s businesses prior to completion of the Merger. Such restrictions, the waiver of which is subject to the consent of First Busey (not to be unreasonably withheld, conditioned or delayed), may prevent First Community from making certain acquisitions or taking certain other specified actions during the pendency of the Merger; and

•
matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by First Community management, which would otherwise have been devoted to other opportunities that may have been beneficial to First Community as an independent company.

If the Agreement and Plan on Merger is terminated and First Community’s board of directors seeks another Merger or business combination, First Community stockholders cannot be certain that First Community will be able to find a party willing to offer equivalent or more attractive consideration than the consideration First Busey has agreed to provide in the Merger, or that such other Merger or business combination will be completed. If the Agreement and Plan on Merger is terminated under certain circumstances, First Community may be required to pay a termination fee of $9.0 million to First Busey.

First Community Will Be Subject to Business Uncertainties and Contractual Restrictions While the Merger Is Pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on First Community and, consequently, on First Busey. These uncertainties may impair First Community’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with First Community to seek to change existing business relationships with First Community. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, First Busey’s business following the Merger could be negatively impacted. In addition, the Agreement and Plan on Merger restricts First Community from making certain transactions and taking other specified actions without the consent of First Busey until the Merger occurs. These restrictions may prevent First Community from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
The Agreement and Plan of Merger Contains Provisions that May Discourage Other Companies from Trying to Acquire First Community for Greater Merger Consideration.
The Agreement and Plan on Merger contains provisions that may discourage a third party from submitting a business combination proposal to First Community that might result in greater value to First Community’s stockholders than the proposed Merger with First Busey or may result in a potential competing acquirer proposing to pay a lower per share price to acquire First Community than it might otherwise have proposed to pay absent such provisions. These provisions include a general prohibition on First Community from soliciting, or, subject to certain exceptions relating to the exercise of fiduciary duties by First Community’s board of directors, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. First Community also has an unqualified obligation to submit the proposal to approve the Merger to a vote by its stockholders, even if First Community receives an alternative acquisition proposal that its board of directors believes is superior to the Merger, unless the Agreement and Plan on Merger has been terminated in accordance with its terms. In addition, First Community may be required to pay First Busey a termination fee of $9.0 million upon termination of the Agreement and Plan on Merger in certain circumstances involving acquisition proposals for competing transactions.
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
The primary federal and state banking laws and regulations that affect us are described in Item 1. Business under the section captioned “Supervision and Regulation.” These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. For example, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. In addition, the Federal Reserve has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices. Further, the BASEL III regulatory capital reforms increased both the amount and quality of capital that financial institutions must hold.
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
The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.
At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. Recently, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve

could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.
Competition from financial institutions and other financial services providers may adversely affect our growth and profitability and have a material adverse effect on us.
We operate in a highly competitive industry and experience intense competition from other financial institutions in our markets. We compete with these institutions in making loans, attracting deposits and recruiting and retaining talented people. We also compete with non-bank financial service providers, including mortgage companies, finance companies, online lenders, mutual funds and credit unions. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result. We have observed that the competition in our market for making commercial loans has resulted in more competitive pricing and credit structure, as well as intense competition for qualified commercial lending officers. We also may face a competitive disadvantage as a result of our smaller size, limited branch network, narrower product offerings and lack of geographic diversification as compared to some of our larger competitors. Although our competitive strategy is to provide a distinctly superior customer and employee experience, this strategy could be unsuccessful. Our growth and profitability depend on our continued ability to compete effectively within our market area and our inability to do so could have a material adverse effect on us.
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
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and general reporting practices within the financial services industry, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies, such as those pertaining to our allowance for loan and lease losses and deferred tax assets and the necessity of any related valuation allowance, require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have a material adverse effect on our financial condition or results of operations in subsequent periods.
Our allowance for loan and lease losses may prove to be insufficient to absorb losses in our loan portfolio, which could have a material adverse effect on us.
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
We maintain an allowance for loan and lease losses, which is an accounting reserve established through a provision for loan losses charged to expense, which we believe is adequate to provide for probable losses inherent in our loan portfolio as of the corresponding balance sheet date. The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. Deterioration in or stagnation of economic conditions affecting borrowers, new information regarding existing loans and any underlying collateral, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance for loan and lease losses.
In addition, our federal and state regulators periodically review our allowance for loan and lease losses and, based on judgments that differ from those of our management, may require an increase in our provision for loan losses or the recognition of further loan charge-offs. Further, if loan charge-offs in future periods exceed our allowance for loan and lease losses, we will need additional provisions to increase the allowance. Any increases in our allowance for loan and lease losses will result in a decrease in net income, and possibly capital, and may have a material adverse effect on us.
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
We rely on software developed by third party vendors to process various Company transactions. In some cases, we have contracted with third parties to run their proprietary software on behalf of the Company. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio management. While the Company performs a review of controls instituted by the applicable vendor over these programs in accordance with industry standards and performs its own testing of user controls, we must rely on the continued maintenance of controls by these third party vendors, including safeguards over the security of customer data. In addition, the Company maintains, or contracts with third parties to maintain, backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct our business or process our transactions, or incur damage to our reputation, if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or a breach of security may have a material adverse effect on us.
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
These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others, have all increased. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, retailers and government agencies, particularly denial of service attacks, that are designed to disrupt key business or government services, such as customer-facing web sites.
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
As of December 31, 2016, 76.15% of the Bank’s loan portfolio consisted of commercial loans, of which approximately 47.73% were commercial real estate loans. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for higher losses on an individual loan basis. Credit quality issues on larger commercial loans, if they were to occur, could cause greater volatility in reported credit quality performance measures, such as total impaired or non-performing loans, and the amount of charge-offs and recoveries between periods. The deterioration of any one or a few of these loans may cause a significant increase in uncollectible loans, which would have a material adverse impact on us. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and materially and adversely affect our operating results, financial condition or capital levels.
The Company is a bank holding company and its sources of funds are limited.
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. The Company’s ability to receive dividends or loans from the Bank is restricted and therefore the ability to pay dividends to shareholders is restricted. Until June 30, 2015, the Bank was unable to pay dividends due to negative retained earnings. Dividend payments by the Bank to the Company in the future, if any, will require generation of future earnings by the Bank and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, the Company’s right to participate in the assets of the Bank in the event of a liquidation or reorganization of the Bank would be subject to the claims of the Bank’s creditors, including depositors, which would take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2016, the Bank had deposits and other liabilities of approximately $1.2 billion.
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
Given the losses recorded by our legacy bank subsidiaries and affiliates from 2008 through 2011, the negative retained earnings at the Bank until June 30, 2015, and the resulting limitations on the ability of the Bank to pay dividends to First Community, we have historically been dependent upon our current cash position and cash proceeds generated by capital raises to meet liquidity needs at the holding company level. If we foresee that we face diminished liquidity, we may, to the extent possible, seek to issue additional debt or securities which could cause ownership or economic dilution to our current shareholders.
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

Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.
Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.
We may experience difficulties in managing our growth.

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
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At December 31, 2016, the Bank was categorized as “well-capitalized” under the applicable regulatory capital framework. To the extent regulatory requirements change, our future operating results erode capital or we seek to expand through loan growth, we may be required to raise additional capital. Our ability to raise capital in any such event would depend on conditions in the capital markets, which are outside of our control, and on our financial condition and performance. Accordingly, our ability to raise capital when needed or on favorable terms is uncertain. The inability to attract new capital investment, or to attract capital on terms acceptable to us, could have a material adverse impact on us.
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2016, the net book value of our properties was $22.2 million. The following is a list of our offices:

Location	Address	Ownership	Square Footage
Joliet Branch	2801 Black Road, Joliet, Illinois, 60435	Owned	11,048
Channahon Branch	25407 South Bell Road, Channahon, Illinois 60410	Owned	8,880
Naperville Branch	24 West Gartner Road, Suite 104, Naperville, Illinois 60540	Leased	4,100
Plainfield Branch	14150 S. Rt. 30, Plainfield, Illinois 60544	Owned	12,000
Homer Glen Branch	13901 S. Bell Road, Homer Glen, Illinois 60491	Owned	4,000
Burr Ridge Branch	7020 County Line Road, Burr Ridge, Illinois 60527	Owned	18,863
Mazon Branch	606 Depot Street, Mazon, Illinois 60444	Owned	9,711
Diamond Branch	2315 East Division Street, Coal City, Illinois 60416	Owned	2,458
Braidwood Branch	130 North Washington Street, Braidwood, Illinois 60408	Owned	4,073

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

First Community’s common stock was quoted on the OTCQB marketplace under the symbol “FCMP” for the first two quarters of 2015. As of July 17, 2015, the Company began trading on NASDAQ Capital Market under the symbol “FCFP.” There were approximately 808 holders of record of our common stock as of March 1, 2017. Additionally, there were 630 estimated beneficial holders whose stock was held in street name by brokerage and other nominees as of that date.
The following table presents:

•	Quarterly high and low sales prices per share for our common stock for 2016 and for the quarters ended September 30 and December 31, 2015.

•
Quarterly high and low bid prices per share for our common stock for the quarters ended March 31 and June 30, 2015 as reported on the OTCQX. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Market Price Range
	High	Low
2016
Quarter ended December 31	$12.15	$9.10
Quarter ended September 30	9.52	8.50
Quarter ended June 30	9.10	8.18
Quarter ended March 31	8.84	7.00
2015
Quarter ended December 31	$7.31	$6.26
Quarter ended September 30	7.00	6.25
Quarter ended June 30	6.55	5.47
Quarter ended March 31	5.75	5.14
First Community has not paid cash dividends on its common stock since its formation in 2006. The timing and amount of any future cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors including the ability of the Bank to pay dividends to the Company. See Item 1. Business for more information.
There were no purchases of common stock by First Community for the years ended December 31, 2016, 2015 and 2014.

Performance Graph
The following graph compares First Community’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the SNL Midwest U.S. Bank, and the NASDAQ Composite Index for the five years ended December 31, 2016.
First Community Financial Partners, Inc.
Stock Price Performance

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
First Community	$100.00	$187.50	$243.75	$325.00	$452.50	$731.25
SNL Midwest U.S. Bank	$100.00	$117.33	$156.99	$167.02	$165.82	$216.44
NASDAQ Composite	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
The banks in the SNL Midwest Bank Index represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6.     Selected Financial Data

Selected Consolidated Financial Information
The following selected financial data as of year-end and for each of the five years in the period ended December 31, 2016, have been derived from First Community’s audited Consolidated Financial Statements and the results of operations for each period. This financial data should be read in conjunction with the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

	2016	2015	2014	2013	2012
	(dollars in thousands except per share data)
Balance Sheet Items
Securities available for sale	$202,198	$205,604	$168,687	$141,316	$108,961
Gross loans, including loans held for sale	993,933	772,719	689,193	654,750	637,114
Allowance for loan and lease losses	11,684	11,741	13,905	15,820	22,878
Total assets	1,268,210	1,040,652	924,075	867,576	902,600
Tangible assets(1)	1,267,058	1,040,652	924,075	867,576	902,600
Total deposits	1,083,156	865,991	769,410	725,401	780,662
Other borrowed funds(2)	51,153	53,015	29,529	25,563	25,695
Subordinated debt	15,300	15,300	29,133	19,305	4,060
Stockholders’ equity	113,715	103,041	92,053	84,979	87,931
Common stockholders’ equity	113,715	103,041	92,053	85,519	50,467
Tangible common stockholders’ equity(3)	112,563	103,041	92,053	85,519	50,467
Results of Operations
Interest income	$42,777	$36,725	$35,248	$34,898	$38,522
Interest expense	5,701	5,938	6,348	6,206	8,299
Net interest income	37,076	30,787	28,900	28,692	30,223
Provision for loan losses	1,066	(2,077)	3,000	8,002	7,062
Net income available for common stockholders	11,107	9,819	5,362	20,638	104
Per Share Data
Diluted earnings	$0.64	$0.57	$0.32	$1.29	$0.01
Book value(4)	6.59	6.05	5.52	5.24	4.14
Tangible book value(5)	6.53	6.05	5.52	5.24	4.14
Closing stock price	11.70	7.24	5.20	3.00	1.60
Other Information
Return on average assets	1.00%	0.99%	0.60%	2.34%	0.01%
Return on average common equity	10.17%	10.08%	5.68%	26.20%	0.14%
Net interest margin(6)	3.50%	3.26%	3.39%	3.37%	3.55%
Equity to assets ratio(7)	9.79%	9.80%	10.48%	7.44%	7.59%
(1) Total assets less goodwill and intangible assets.
(2) Includes federal funds purchased, securities sold under agreements to repurchase, and short-term borrowings.
(3) Common equity less intangible assets.
(4) Total common equity divided by shares outstanding as of period end.
(5) Total common equity less intangible assets divided by shares outstanding as of period end.
(6) Net interest income divided by average earning assets.
(7) Average common equity divided by average total assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. Risk Factors and other sections of the Company’s December 31, 2016 Annual Report on Form 10-K and the Company’s other filings with the SEC, and other risks and uncertainties, including unexpected results of the Merger, including possible termination of the Agreement and Plan of Merger, changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, including the rules adopted by the U.S. Federal banking authorities to implement the Basel III capital accords, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
Overview

First Community, an Illinois corporation, is the holding company for the Bank. Through the Bank, we provide a full range of financial services to individuals and corporate clients.

The Bank has banking centers located at 2801 Black Road, Joliet, Illinois, 24 West Gartner Road, Suite 104, Naperville, Illinois, 25407 South Bell Road, Channahon, Illinois, 14150 South U.S. Route 30, Plainfield, Illinois, 13901 South Bell Road, Homer Glen, Illinois, 7020 South County Line Road, Burr Ridge, Illinois, 606 Depot Street, Mazon, Illinois, 130 North Washington Street, Braidwood, Illinois, and 2315 East Division, Coal City, Illinois.

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
On July 1, 2016, the Company completed its acquisition of Mazon State Bank through the merger of Mazon State Bank with and into the Bank. In connection with the merger, the Company paid aggregate merger consideration of $8.5 million in cash. For additional information on this merger, see Note 3. “Acquisition” to our Consolidated Financial Statements.

FINANCIAL SUMMARY

	December 31, 2016	December 31, 2015
Period-End Balance Sheet
(In thousands)
Assets
Cash and due from banks	$16,225	$10,699
Interest-bearing deposits in banks	8,548	7,406
Securities available for sale	202,198	205,604
Mortgage loans held for sale	1,230	400
Loans held for sale	1,085	—
Commercial real estate	425,910	381,098
Commercial	281,804	179,623
Residential 1-4 family	175,978	135,864
Multifamily	36,703	34,272
Construction and land development	47,338	22,082
Farmland and agricultural production	12,628	9,989
Consumer and other	7,967	9,391
Leases	3,290	—
Total loans and leases	991,618	772,319
Allowance for loan and lease losses	11,684	11,741
Net loans and leases	979,934	760,578
Other assets	58,990	55,965
Total Assets	$1,268,210	$1,040,652

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$247,856	$196,063
Savings deposits	64,695	36,207
NOW accounts	160,862	102,882
Money market accounts	282,865	233,315
Time deposits	326,878	297,524
Total deposits	1,083,156	865,991
Total borrowings	66,453	68,315
Other liabilities	4,886	3,305
Total Liabilities	1,154,495	937,611
Shareholders’ equity	113,715	103,041
Total Shareholders’ Equity	113,715	103,041
Total Liabilities and Shareholders’ Equity	$1,268,210	$1,040,652

	Years Ended December 31,
	2016	2015
Interest income:	(in thousands, except share data)
Loans, including fees	$38,424	$32,525
Securities	4,217	4,134
Federal funds sold and other	136	66
Total interest income	42,777	36,725
Interest expense:
Deposits	4,128	3,923
Federal funds purchased and other borrowed funds	385	215
Subordinated debt	1,188	1,800
Total interest expense	5,701	5,938
Net interest income	37,076	30,787
Provision for loan losses	1,066	(2,077)
Net interest income after provision for loan losses	36,010	32,864
Noninterest income:
Service charges on deposit accounts	985	756
Gain on sale of loans	16	—
Gain on sale of securities	617	484
Mortgage fee income	570	531
Bargain purchase gain	1,920	—
Other	1,359	726
	5,467	2,497
Noninterest expenses:
Salaries and employee benefits	14,688	11,538
Occupancy and equipment expense	1,982	1,977
Data processing	1,914	912
Professional fees	1,422	1,201
Advertising and business development	1,050	853
Losses on sale and writedowns of foreclosed assets, net	48	187
Foreclosed assets expenses, net of rental income	40	130
Other expense	4,902	3,744
	26,046	20,542
Income before income taxes	15,431	14,819
Income taxes	4,324	5,000
Net income	$11,107	$9,819

Common share data
Basic earnings per common share	$0.65	$0.58
Diluted earnings per common share	0.64	0.57

Weighted average common shares outstanding for basic earnings per common share	17,184,432	16,939,010
Weighted average common shares outstanding for diluted earnings per common share	17,630,600	17,085,752

ASSET QUALITY DATA

	December 31, 2016	December 31, 2015
(Dollars in thousands)
Loans identified as nonperforming	$5,856	$1,411
Other nonperforming loans	—	67
Total nonperforming loans	5,856	1,478
Foreclosed assets	725	5,487
Total nonperforming assets	$6,581	$6,965

Allowance for loan and lease losses	$11,684	$11,741
Nonperforming assets to total assets	0.52%	0.67%
Nonperforming loans to total assets	0.46%	0.14%
Allowance for loan and lease losses to nonperforming loans	199.52%	794.38%

ALLOWANCE FOR LOAN AND LEASE LOSSES ROLLFORWARD
(Dollars in thousands)	Year ended December 31,
	2016	2015	2014
Beginning balance	$11,741	$13,905	$15,820
Charge-offs	2,400	1,859	6,633
Recoveries	1,277	1,772	1,718
Net charge-offs	1,123	87	4,915
Provision for loan losses	1,066	(2,077)	3,000
Ending balance	$11,684	$11,741	$13,905

Net chargeoff percentage annualized	0.13%	0.01%	0.73%

OTHER DATA

	Year ended December 31,
	2016	2015
Return on average assets	1.00%	0.99%
Return on average equity	10.17%	10.08%
Net interest margin	3.50%	3.26%
Average loans to assets	75.58%	87.68%
Average loans to deposits	91.38%	87.62%
Average noninterest bearing deposits to total deposits	25.00%	20.45%

COMPANY CAPITAL RATIOS
	December 31, 2016	December 31, 2015
Tier 1 leverage ratio	9.10%	9.36%
Common equity tier 1 capital ratio	10.51%	11.62%
Tier 1 capital ratio	10.51%	11.62%
Total capital ratio	12.99%	14.69%
Tangible common equity to tangible assets	8.88%	10.07%

NON-GAAP MEASURES

Pre-tax pre-provision core income (1)
(In thousands)
	For the year ended December 31,
	2016	2015	2014
Income before income taxes	$15,431	$14,819	$8,620
Provision for loan losses	1,066	(2,077)	3,000
Gain on sale of securities	(617)	(484)	(912)
Gain on sale of foreclosed assets		—	(19)
Merger related expenses included in professional fees	150	—	—
Merger related expenses included in data processing fees	787	—	—
Severances paid in relation to the merger	92	—	—
Stock options included in other expense	165		—
Bargain purchase gain	(1,920)	—	—
Bank owned life insurance gain	—	—	(483)
Losses on sale and writedowns of foreclosed assets, net	48	187	434
Foreclosed assets expense, net of rental income	40	130	219
Pre-tax pre-provision core income	$15,242	$12,575	$10,859

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

Results of Operations
Net income
Net income for the year ended December 31, 2015 was $9.8 million, or $0.57 per diluted share, compared with $5.4 million, or $.32 per diluted share, for the year ended December 31, 2014. Earnings for the year ended December 31, 2015 reflected year-over-year growth in net interest income and a negative loan loss provision of $2.1 million compared with a $3.0 million loan loss provision for the year ended December 31, 2014. Income for the year was offset by the related income taxes of $5.0 million for the year ended December 31, 2015, up from $2.7 million for the year ended December 31, 2014.

Net income for the year ended December 31, 2016 was $11.1 million, or $0.64 per diluted share, compared with $9.8 million, or $0.57 per diluted share, for the year ended December 31, 2015. Earnings for 2016 compared to 2015 reflected growth in net interest income. Growth in noninterest expenses also reflects merger costs and additional staffing expenses in connection with the acquisition of Mazon State Bank as well as the addition of a commercial banking team. Net income for the 2016 was also positively impacted by a $1.9 million bargain purchase gain related to the acquisition of Mazon State Bank.

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

The following tables reflect the components of net interest income for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$842,580	$38,424	4.56%	$728,276	$32,525	4.47%	$675,866	$32,066	4.74%
Investment securities (2)	198,867	4,217	2.12%	197,427	4,134	2.09%	155,914	3,104	1.99%
Interest-bearing deposits with other banks	17,256	136	0.79%	18,087	66	0.36%	21,737	78	0.36%
Total earning assets	$1,058,703	$42,777	4.04%	$943,790	$36,725	3.89%	$853,517	$35,248	4.13%
Other assets	56,124			49,879			47,199
Total assets	$1,114,827			$993,669			$900,716

Liabilities
NOW accounts	$112,221	$360	0.32%	$91,410	$204	0.22%	$73,256	$108	0.15%
Money market accounts	242,890	716	0.29%	224,640	620	0.28%	182,264	498	0.27%
Savings accounts	46,357	53	0.11%	33,815	56	0.17%	26,799	41	0.15%
Time deposits	304,138	2,999	0.99%	303,668	3,043	1.00%	337,068	3,792	1.12%
Total interest bearing deposits	705,606	4,128	0.59%	653,533	3,923	0.60%	619,387	4,439	0.72%
Securities sold under agreements to repurchase	22,966	38	0.17%	30,849	39	0.13%	29,081	30	0.10%
Secured borrowings	9,175	221	2.41%	6,662	160	2.40%	—	—	—%
Mortgage payable	—	—	—%	180	13	7.22%	572	36	6.29%
FHLB borrowings	33,058	126	0.38%	1,686	3	0.18%	1,017	2	0.20%
Subordinated debentures	15,300	1,188	7.76%	22,124	1,800	8.14%	20,984	1,841	8.77%
Total interest bearing liabilities	786,105	$5,701	0.73%	715,034	5,938	0.83%	671,041	6,348	0.95%
Noninterest bearing deposits	216,430			177,085			130,515
Other liabilities	3,113			4,157			4,794
Total liabilities	$1,005,648			$896,276			$806,350

Total shareholders' equity	$109,179			$97,393			$94,366

Total liabilities and equity	$1,114,827			$993,669			$900,716

Net interest income		$37,076			$30,787			$28,900

Interest rate spread			3.31%			3.06%			3.18%

Net interest margin			3.50%			3.26%			3.39%

Footnotes:
(1) Average loans include nonperforming loans
(2) No tax-equivalent adjustments were made, as the effect therof was not material
The net interest income increase and margin increases in 2016 compared to 2015 were primarily due to the increase in prime rate which increased the rates on variable rate commercial loans. In addition, interest expense was lower in 2016 compared to 2015 as a result of reduced subordinated debt interest expense.

The net interest income increase and margin decrease from 2014 to 2015 was primarily due to the changes in loans. Loans booked during 2015 were at lower yields as compared to 2014 due to the competetive market conditions during that time, which was offset by the volume of loans booked during 2015.
Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the years noted (dollars in thousands):

	Year Ended December 31,
	2016 compared to 2015				2015 compared to 2014
	Average Volume	Average Rate	Mix	Net Increase (Decrease)	Average Volume	Average Rate	Mix	Net Increase (Decrease)

Interest Income
Loans	$5,141	$655	$103	$5,899	$2,426	$(1,825)	$(142)	$459
Investment securities	30	53	—	83	832	156	42	1,030
Interest bearing deposits with other banks	(3)	77	(4)	70	(12)	—	—	(12)
Total interest income	5,168	785	99	6,052	3,246	(1,669)	(100)	1,477

Interest expense
NOW accounts	$46	$89	$21	$156	$27	$56	$13	$96
Money market accounts	72	22	2	96	100	18	4	122
Savings accounts	25	(20)	(8)	(3)	9	5	1	15
Time deposits	5	(49)	—	(44)	(374)	(415)	40	(749)
Term borrowings	60	1	—	61	—	—	160	160
Securities sold under agreements to repurchase	(10)	12	(3)	(1)	2	6	1	9
FHLB advances	57	3	63	123	1	—	—	1
Mortgage payable	(13)	(13)	13	(13)	(24)	5	(4)	(23)
Subordinated debentures	(554)	(84)	26	(612)	100	(134)	(7)	(41)
Total interest expense	(312)	(39)	114	(237)	(159)	(459)	208	(410)

Change in net interest income	$5,480	$824	$(15)	$6,289	$3,405	$(1,210)	$(308)	$1,887
Provision for Loan Losses
The Company had a provision for loan losses of $1.1 million and a negative provision for loan losses of $2.1 million for the years ended December 31, 2016 and 2015, respectively. The Company had net charge-offs of $1.1 million and of $87,000 for the years ended December 31, 2016 and 2015, respectively. Nonperforming loans increased 296.21% from $1.5 million at December 31, 2015 to $5.9 million at December 31, 2016. The increase in nonperforming loans related to a few specific relationships which were downgraded during 2016 offset by charge-offs and sold loans.
The Company had a negative provision for loan losses of $2.1 million and a provision for loan losses of $3.0 million for the years ended December 31, 2015 and 2014, respectively. The Company had net charge-offs of $87,000 and of $4.9 million for the years ended December 31, 2015 and 2014, respectively. Nonperforming loans decreased 78.88% from $7.0 million at December 31, 2014 to $1.5 million at December 31, 2015. The decrease in nonperforming loans during this period was the result of management’s focus on improving asset quality and cleaning up the loan portfolio in addition to foreclosure activity.

Noninterest Income

The following table sets forth the components of noninterest income for the periods indicated:

	For the year ended December 31,
(Dollars in thousands)	2016	2015	2014
Service charges on deposit accounts	$985	$756	$677
Gain on sale of loans	16	—	39
Gain on foreclosed assets, net	—	—	19
Gain on sale of securities	617	484	912
Mortgage fee income	570	531	402
Bargain purchase gain	1,920	—	—
Other	1,359	726	1,244
Total noninterest income	$5,467	$2,497	$3,293

Service charges on deposits increased for the twelve months ended December 31, 2016 due to continued growth in noninterest bearing accounts. In addition there was an increase in overdraft fees during 2016 related to this increase in noninterest bearing accounts. Noninterest bearing accounts were up $51.8 million at December 31, 2016 since December 31, 2015. Service charges on deposit accounts increased from December 31, 2014 to 2015, primarily due to overdraft fees charged as the result of increases in overdraft balances as compared to the same period in 2014.
Gain on sale of securities for the twelve months ended December 31, 2016 was higher than the same period in 2015, as a result of securities sold during the year in order to fund loan growth. Gain on sale of securities was higher in 2014 as a result of changes in the investment strategy that took place in the third quarter of 2014.
Mortgage fee income was up for the twelve months ended December 31, 2016 compared to the same period in 2015 as a result of increased mortgage sale volumes in 2016. The year ended December 31, 2015 had higher mortgage loan sales volumes than in 2014, and in turn, higher mortgage fee income.
The bargain purchase gain of $1.9 million for the year ended December 31, 2016 was related to the acquisition of Mazon State Bank.
Other noninterest income increased for the year ended December 31, 2016 compared to the same period in 2015 driven primarily by additional ATM fee income from the acquisition of Mazon State Bank and additional bank owned life insurance (“BOLI”) income. Other noninterest income was down for the year ended December 31, 2015 as compared to the same period in 2014. There was a decrease in other noninterest income for the year ended December 31, 2015, which was primarily due to the recognition of income in 2014 related to proceeds received from a BOLI policy in the amount of $483,000.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	For the year ended December 31,
(Dollars in thousands)	2016	2015	2014
Salaries and employee benefits	14,688	11,538	11,191
Occupancy and equipment expense	1,982	1,977	2,111
Data processing	1,914	912	959
Professional fees	1,422	1,201	1,283
Advertising and business development	1,050	853	845
Losses on sale and writedowns of foreclosed assets, net	48	187	434
Foreclosed assets, net of rental income	40	130	219
Other expense	4,902	3,744	3,531
Total noninterest expense	$26,046	$20,542	$20,573

Salaries and employee benefit expenses were higher for the year ended December 31, 2016 as compared to 2015 as a result of new hires primarily in the lending area and the addition of staff from the acquisition of Mazon State Bank. Salaries and employee benefits were slightly higher for the year ended December 31, 2015 compared to the same period in

2014. This was the result of new hires during 2015 primarily related to the lending area.

Occupancy and equipment expense was consistent for the years ended December 31, 2016 and 2015. Occupancy and equipment expense was down for the year ended 2015 as compared to the same period in 2014 as we continued to see cost savings resulting from the purchase of the Channahon branch building.

Data processing expense increased $1.0 million for the year ended December 31, 2016, as compared to 2015 as a part of the costs related to the acquisition of Mazon State Bank. Data processing expense was consistent for the years ended December 31, 2015 and 2014.

Professional fees increased $221,000 for the year ended December 31, 2016, as compared to 2015, primarily due to the acquisition of Mazon State Bank. Professional fees remained consistent for the year ended December 31, 2015, compared to the same period in 2014.

Advertising and business development expenses were up for the twelve months ended December 31, 2016 as new advertising was conducted for new products and as a result of the acquisition. Advertising and business development costs were consistent for the years ended December 31, 2015 and 2014.

Losses on sale and writedowns of foreclosed assets, net, were lower in the current year, as a result of lower writedowns taken on the properties sold during 2016. Losses on sale and writedowns of foreclosed assets, net, were down for the year ended December 31, 2015 as compared to December 31, 2014, as a result of larger writedowns on foreclosed assets taken during 2014.

Foreclosed asset expenses were lower for the year ended December 31, 2016, as a result of reversals of real estate tax accruals related to foreclosed assets in addition to less assets held during 2016 and lower property related expenses. Foreclosed assets expenses were lower in 2015 as compared to 2014 as a result of less assets held during the 2015.

The increase in other expenses was a result of loan officer recruitment expenses as well as stock option expense related to the acquisition of Mazon State Bank. During the first quarter of 2014, we reversed the accrual for a contingent liability of approximately $210,000, which lowered other expense for the 2014 period as compared to 2015. In addition, in 2015 there were some smaller increases in expense as compared to 2014, such as correspondent fees, restricted stock and stock option expenses for directors.

Income Taxes

The Company realized income tax expense of $4.3 million and $5.0 million for the years ended December 31, 2016 and 2015, respectively. Net deferred tax assets were $6.6 million and $9.2 million at December 31, 2016 and December 31, 2015, respectively. The Company realized income tax expense of $2.7 million for the year ended December 31, 2014. Net deferred tax assets were $14.2 million at December 31, 2014.

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. As of December 31, 2016 and 2015, the Company did not have a valuation allowance against the net deferred tax assets.

The Company had a federal net operating loss carryforward of $0 and $9.3 million at December 31, 2016 and December 31, 2015, respectively. The Company had an Illinois net operating loss carryforward of $0 and $11.1 million at December 31, 2016 and December 31, 2015, respectively. The Company had a federal net operating loss carryforward of $20.3 million at December 31, 2014, which could be used to offset future regular corporate federal income tax.

Financial Condition
Our assets totaled $1.3 billion at December 31, 2016 as compared to $1.0 billion at December 31, 2015, an increase of $227.6 million, or 21.87%. Total loans at December 31, 2016 and December 31, 2015 were $991.6 million and $772.3 million, respectively, an increase of $219.3 million, or 28.39%. Total deposits were $1.1 billion and $866.0 million at December 31, 2016 and December 31, 2015, respectively, an increase of $217.2 million, or 25.08%.

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
Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$47,338	5%	$22,082	3%	$18,700	3%	$20,745	3%	$30,494	5%
Farmland and Agricultural Production	12,628	1%	9,989	1%	9,350	1%	8,505	1%	7,211	1%
Residential 1-4 Family	175,978	18%	135,864	18%	100,773	15%	86,770	13%	77,567	12%
Multifamily	36,703	4%	34,272	5%	24,426	4%	21,939	3%	19,149	3%
Commercial Real Estate	425,985	43%	381,098	49%	353,973	51%	344,750	53%	347,752	55%
Commercial and Industrial	281,804	28%	179,623	23%	171,452	25%	159,427	25%	140,895	22%
Leases, net	3,290	—%	—	—%	—	—%	—	—%	—	—%
Consumer and other	7,967	1%	9,417	1%	10,706	1%	10,315	2%	14,361	2%
Gross Loans	$991,693	100%	$772,345	100%	$689,380	100%	$652,451	100%	$637,429	100%
Total loans increased by $219.3 million during the year ended December 31, 2016 as a result of new loan originations in addition to the loans acquired from Mazon State Bank. Total loans increased by $83.1 million during the year ended December 31, 2015 as a result of new loan originations. New loans originated during the year ended December 31, 2015 were primarily in the commercial real estate, multifamily, commercial and industrial, and residential 1-4 family categories.

The contractual maturity distributions of our loan portfolio as of December 31, 2016 are indicated in the tables below:

	Loans Maturities December 31, 2016
(Dollars in thousands)	Within One Year	One Year to Five Years	After Five Years	Total
Construction and Land Development	$25,389	$18,278	$3,671	$47,338
Farmland and Agricultural Production	2,928	7,020	2,680	12,628
Residential 1-4 Family	23,657	61,792	90,529	175,978
Multifamily	478	22,117	14,108	36,703
Commercial Real Estate	57,172	142,456	226,357	425,985
Commercial and Industrial	118,460	99,894	63,450	281,804
Leases, net	66	3,224	—	3,290
Consumer and other	3,803	3,260	904	7,967
Total	$231,953	$358,041	$401,699	$991,693

December 31, 2016
(Dollars in thousands)	Due After One Year
Loans with:
Predetermined interest rates	$586,172
Floating or adjustable rates	173,568
$759,740
Allowance for Loan and Lease Losses

Management reviews the level of the allowance for loan and lease losses on a quarterly basis. The methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The specific component relates to loans that are impaired. For such loans that are classified as impaired, an allowance is established when the collateral value, discounted cash flows or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include local economic trends, concentrations, management experience, and other elements of the Company’s lending operations.

At December 31, 2016 and December 31, 2015, the allowance for loan and lease losses was $11.7 million and $11.7 million, respectively. Over the past year, we have seen a reduction in the allowance to total loan percentage from 1.52% at December 31, 2015, to 1.18% at December 31, 2016. In addition, the allowance for loan and lease losses to nonperforming loans decreased from 794.38% at December 31, 2015, to 199.52% at December 31, 2016. Despite the decline in the allowance for loan and lease losses to total loans ratio, management believes that the allowance for loan losses is adequate.

At December 31, 2015 and December 31, 2014, the allowance for loan and lease losses was $11.7 million and $13.9 million, respectively. During 2015, we saw a reduction in the allowance to total loan percentage from 2.02% at
December 31, 2014, to 1.52% at December 31, 2015. This decrease has been the result of the reduction in nonperforming assets and an improving net charge-off history, which is the starting point for the Company’s allowance for loan and lease losses calculation. In addition, the allowance for loan and lease losses to nonperforming loans increased from 198.72% at December 31, 2014 to 794.38% at December 31, 2015.

For the years ended December 31, 2016, 2015, and 2014, the Company had net charge-offs of $1.1 million, $87,000, and $4.9 million, respectively. Increases in charge-offs during 2016 as compared to the same period in 2015 were the result of increases in nonaccrual loans during 2016. Overall decreases in charge-offs during 2015 as compared to 2014 were the result of improvement in asset quality during that year.

Charge-offs and recoveries for each major loan category are shown in the table below:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance at beginning of period	$11,741	$13,905	$15,820	$22,878	$26,991
Charge-offs:
Construction and Land Development	—	—	1,186	1,295	1,762
Farmland and Agricultural Production	—	—	—	—	1,353
Residential 1-4 Family	15	195	264	1,192	946
Multifamily	—	—	—	—	—
Commercial Real Estate	471	548	2,836	8,511	8,027
Commercial and Industrial	1,905	1,106	2,321	6,229	1,452
Consumer and other	9	10	26	604	—
Total charge-offs	$2,400	$1,859	$6,633	$17,831	$13,540
Recoveries:
Construction and Land Development	68	71	73	1,470	605
Farmland and Agricultural Production	—	—	—	5	—
Residential 1-4 Family	33	254	32	266	84
Multifamily	—	—	—	—	—
Commercial Real Estate	47	1,235	1,292	394	1,123
Commercial and Industrial	1,125	202	315	627	547
Consumer and other	4	10	6	9	6
Total recoveries	$1,277	$1,772	$1,718	$2,771	$2,365
Net charge-offs	1,123	87	4,915	15,060	11,175
Provision for loan losses	1,066	(2,077)	3,000	8,002	7,062
Allowance for loan and lease losses at end of period	$11,684	$11,741	$13,905	$15,820	$22,878
Selected loan quality ratios:
Net charge-offs to average loans	0.13%	0.01%	0.73%	2.28%	1.70%
Allowance to total loans	1.18%	1.52%	2.02%	2.42%	3.59%
Allowance to nonperforming loans	199.52%	794.38%	198.73%	68.21%	81.88%

The following table provides additional detail of the balance of the allowance for loan and lease losses by portfolio segment:

	At December 31, (dollars in thousands)
	2016		2015		2014		2013		2012
Balance at end of period applicable to:	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance	Amount	% of Total Allowance
Construction and Land Development	$1,549	13%	$813	7%	$758	5%	$2,711	17%	$4,755	21%
Farmland and Agricultural Production	43	—%	43	—%	459	3%	427	3%	472	2%
Residential 1-4 Family	948	8%	1,370	12%	1,199	9%	1,440	9%	2,562	11%
Multifamily	254	2%	141	1%	67	1%	97	1%	209	1%
Commercial Real Estate	4,496	39%	4,892	42%	6,828	49%	7,812	49%	11,655	51%
Commercial and Industrial	4,343	38%	4,286	37%	4,296	31%	3,183	20%	3,075	13%
Leases, net	17	—%	—	—%	—	—%	—	—	—	—%
Consumer and other	34	—%	196	1%	298	2%	150	1%	150	1%
Total	$11,684	100%	$11,741	100%	$13,905	100%	$15,820	100%	$22,878	100%
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
There were approximately $5.9 million of nonperforming loans at December 31, 2016, which was an increase from $1.5 million at December 31, 2015. There were $1.5 million of nonperforming loans at December 31, 2015, which were down from $7.0 million at
December 31, 2014.
Impaired loans were $12.5 million and $9.8 million at December 31, 2016 and December 31, 2015, respectively. Included in impaired loans at December 31, 2016 were $1.3 million in loans with valuation allowances totaling $444,000, and $11.1 million in loans without valuation allowances. Included in impaired loans at December 31, 2015 were $1.1 million in loans with valuation allowances totaling $471,000, and $8.7 million in loans without valuation allowances.

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

The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing:

	At December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans	$5,856	$1,411	$6,947	$22,843	$27,941
Accruing loans delinquent 90 days or more	—	67	50	351	—
Nonperforming loans	5,856	1,478	6,997	23,194	27,941
Troubled debt restructurings accruing interest	2,228	2,738	2,814	3,167	12,817

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2016, 2015, and 2014 were approximately $19.1 million, $11.8 million, and $4.9 million, respectively.  Management believes it has established an adequate allowance for probable loan losses, as appropriate under U.S. GAAP and applicable regulatory guidance.
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
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	December 31, 2016		December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government sponsored enterprises	$—	$—	$16,284	$16,409	$30,904	$30,951
Residential collateralized mortgage obligations	62,081	61,417	62,701	62,364	44,095	44,274
Residential mortgage backed securities	33,701	33,241	28,494	28,291	27,208	27,217
State and political subdivisions	108,403	107,540	96,480	98,540	65,240	66,245
Total securities available for sale	$204,185	$202,198	$203,959	$205,604	$167,447	$168,687
Available for sale securities decreased $3.4 million to $202.2 million at December 31, 2016 from $205.6 million at December 31, 2015, as the Company sold securities in order to fund loan growth during 2016. Available for sale securities increased $36.9 million to $205.6 million at December 31, 2015 from $168.7 million at December 31, 2014, as the Company continued to invest its excess cash, generated as a result of core deposit growth, in investment securities during 2015 in order to generate additional interest income.
Securities with a fair value of $121.1 million, $82.2 million and $40.5 million were pledged as collateral on public funds, securities sold under agreements or for other purposes as required or permitted by law, as of December 31, 2016, 2015 and 2014, respectively. The increase in pledged securities is a result of increases in public funds deposits, in addition to securities sold under agreements to repurchase.
The amortized cost of debt securities available for sale as of December 31, 2016, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore these securities are segregated in the following maturity summary.

	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Residential collateralized mortgage obligations and residential mortgage backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$95,782
State and political subdivisions	3,818	1.99%	27,827	1.84%	60,118	2.54%	16,640	3.30%	—
	$3,818	1.99%	$27,827	1.84%	$60,118	2.54%	$16,640	3.30%	$95,782
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

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$247,856	22.88%	$196,063	22.64%	$158,329	20.58%
NOW and money market accounts	443,727	40.98%	336,197	38.82%	269,977	35.09%
Savings	64,695	5.97%	36,207	4.18%	30,211	3.93%
Time deposit certificates of $250,000 or more	96,421	8.90%	69,961	8.08%	50,682	6.59%
Time deposit certificates, $100,000 to $250,000	125,807	11.61%	127,091	14.68%	145,506	18.91%
Other time deposit certificates	104,650	9.66%	100,472	11.60%	114,705	14.90%
Total	$1,083,156	100.00%	$865,991	100.00%	$769,410	100.00%

Total deposits increased $217.2 million to $1.1 billion at December 31, 2016, from $866.0 million at December 31, 2015. The increase was primarily related to the increased focus from lenders on core deposit generation, in addition to the acquisition of Mazon State Bank. Moreover, in 2016, there were increases in brokered deposits in response to funding needs to support the current year’s loan growth.

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

The composition of brokered deposits included in deposits was as follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
NOW and money market accounts	$54,971	$35,271	$—
Time deposit certificates	41,169	11,874	9,145
	$96,140	$47,145	$9,145

The following table sets forth our time deposits segmented by months to maturity and deposit amount (dollars in thousands):

	December 31, 2016
	Time Deposits $250 and Greater	Time Deposits of $100 - $250	Time Deposits of Less than $100	Total
Months to maturity:
Three or less	$26,439	$18,716	$17,044	$62,199
Over three to six	24,082	21,513	16,144	61,739
Over six to twelve	17,013	29,456	27,684	74,153
Over twelve	28,887	56,122	43,778	128,787
Total	$96,421	$125,807	$104,650	$326,878
Impact of Inflation and Changing Prices

The Consolidated Financial Statements of the Company and the accompanying notes have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.
Off-Balance Sheet Arrangements
Refer to Note 13 of our Consolidated Financial Statements for a description of off-balance sheet arrangements.
Contractual Obligations
We have entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases. The following table summarizes significant contractual obligations and other commitments as of December 31, 2016:

	Certificates of Deposit	Subordinated Debt	Operating Leases	Total
2017	$197,883	$—	$103	$197,986
2018	96,129	—	103	96,232
2019	21,282	—	103	21,385
2020	4,304	—	103	4,407
2021	7,280	5,500	103	12,883
Thereafter	—	9,800	485	10,285
	$326,878	$15,300	$1,000	$343,178

Commitments to extend credit and standby letters of credit				$276,825

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	December 31,
	2016	2015	2014
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$22,966	$30,849	$29,081
Outstanding at end of period	24,153	25,069	29,059
Maximum month-end outstanding	25,488	374,474	32,668
Rate:
Weighted average interest rate during the year	0.17%	0.15%	0.10%
Weighted average interest rate at end of the period	0.16%	0.16%	0.10%

FHLB borrowings:
Balance:
Average daily outstanding	$33,058	$1,686	$1,017
Outstanding at end of period	27,000	16,000	—
Maximum month-end outstanding	72,100	16,000	5,000
Rate:
Weighted average interest rate during the year	0.38%	0.18%	0.13%
Weighted average interest rate at end of the period	0.70%	0.24%	—%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies. As of December 31, 2016, the Bank was permitted to pay dividends due to having retained earnings of $13.9 million. Dividends of $11.3 million were paid by the Bank to the Company during the year ended December 31, 2016 and were used to pay down outstanding secured borrowings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity, Tier 1 capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, each as defined in the applicable regulations. Management believes that as of December 31, 2016 and

December 31, 2015, the Company and the Bank each met all of their respective capital adequacy requirements. See Note 14 to our Consolidated Financial Statements for more information.

Critical Accounting Policies and Estimates

Business Combinations and Valuations of Loans Acquired in Business Combinations

We account for acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize any provisional fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. No such provisional fair values were made at the acquisition of Mazon State Bank.

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

In assessing the credit quality of the acquired loans, management determined that no loans met the definition of purchased credit impaired as of the acquisition date of Mazon State Bank.  Accordingly, the difference between the principal balance of loans outstanding and the fair value of acquired loans is accreted into income using the effective yield method over the life of the loans.

Core Deposit Intangible
Core deposit base premiums represent the value of the acquired customer core deposit bases and are included in as an asset on the consolidated balance sheets. The core deposit intangible has an estimated finite life, is amortized on a straight line basis over a 84-month period, and is subject to periodic impairment evaluation. Management will periodically review the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. Given that the acquisition of Mazon State Bank took place during the third quarter of 2016, there was no impairment charge to the Company’s core deposit intangible at December 31, 2016. The net book value of core deposit intangible was $759,000 and $0 at December 31, 2016 and 2015, respectively and is included in other assets on the consolidated balance sheets.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. When establishing the allowance for loan and lease losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment.

The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses, and may require the Company to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

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
Foreclosed Assets
Assets acquired through loan foreclosure or other proceedings are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, foreclosed assets are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any valuation adjustments required at the date of transfer are charged to the allowance for loan and lease losses. Subsequently, unrealized losses and realized gains and losses on sales are included in other noninterest income. Operating results from foreclosed assets are recorded in other noninterest expense.
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
The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There were no uncertain tax positions as of December 31, 2016 and December 31, 2015.

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

The table below does not include unrealized gains on investment securities of $657,000 at December 31, 2016, in rate sensitive assets.

	December 31, 2016
	0-3 Months	3-12 Months	12-60 Months	> 60 Months	Total
Rate Sensitive Assets
Interest-Bearing Deposits with Bank	$8,548	$—	$—	$—	$8,548
Investment Securities	5,035	11,177	75,610	112,362	204,184
Loans	378,124	165,901	326,443	124,579	995,047
Non-Marketable Equity Securities	3,297	—	—	—	3,297
Total Rate Sensitive Assets	$395,004	$177,078	$402,053	$236,941	$1,211,076

Rate Sensitive Liabilities
NOW Accounts	$5,677	$17,032	$68,130	$70,022	$160,861
Money Market Accounts	85,037	80,930	116,898	—	282,865
Savings	7,763	23,290	33,641	—	64,694
Time Deposits	62,186	135,698	121,714	7,280	326,878
Total Interest Bearing Deposits	160,663	256,950	340,383	77,302	835,298
Borrowed Funds	27,818	2,557	16,442	19,602	66,419
Total Rate Sensitive Liabilities	$188,481	$259,507	$356,825	$96,904	$901,717

Cumulative Gap Report Summary Information
Rate Sensitive Assets (RSA)	$395,004	$572,082	$974,135	$1,211,076	$1,211,076
Rate Sensitive Liabilities (RSL)	188,481	447,988	804,813	901,717	901,717
Cumulative Gap (GAP=RSA-RSL)	206,523	124,094	169,322	309,359	309,359

Total Assets	$1,268,210

RSA/RSL	2.10	1.28	1.21	1.34	1.34
RSA/Assets	31.15%	45.11%	76.81%	95.49%	95.49%
RSL/Assets	14.86%	35.32%	63.46%	71.10%	71.10%
Gap/Assets	16.28%	9.78%	13.35%	24.39%	24.39%
Gap/RSA	52.28%	21.69%	17.38%	25.54%	25.54%

Item 8. Financial Statements and Supplementary Data

FIRST COMMUNITY FINANCIAL PARTNERS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

CliftonLarsonAllen

CliftonLarsonAllen LLP
CLAconnect.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
First Community Financial Partners, Inc.
Joliet, Illinois

We have audited the accompanying consolidated balance sheets of First Community Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. First Community Financial Partners, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting under the standards of the PCAOB. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting under the standards of the PCAOB. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Financial Partners, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

CliftonLarsonAllen LLP

Oak Brook, Illinois
March 8, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets	December 31,
	2016	2015
Assets	(in thousands, except per share data)
Cash and due from banks	$16,225	$10,699
Interest-bearing deposits in banks	8,548	7,406
Securities available for sale	202,198	205,604
Non-marketable equity securities	3,297	1,367
Mortgage loans held for sale	1,230	400
Loans held for sale	1,085	—
Loans, net of allowance for loan and lease losses of $11,684 in 2016; $11,741 in 2015	979,934	760,578
Premises and equipment, net	22,214	18,529
Foreclosed assets	725	5,487
Cash surrender value of life insurance	19,476	16,561
Deferred tax asset, net	6,613	9,191
Accrued interest receivable and other assets	6,665	4,830
Total assets	$1,268,210	$1,040,652

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$247,856	$196,063
Interest bearing	835,300	669,928
Total deposits	1,083,156	865,991
Other borrowed funds	51,153	53,015
Subordinated debt	15,300	15,300
Accrued interest payable and other liabilities	4,886	3,305
Total liabilities	1,154,495	937,611

Concentrations, Commitments and Contingencies (Note 13)

First Community Financial Partners, Inc. Shareholders’ Equity
Common stock, $1.00 par value; 60,000,000 shares authorized; 17,242,645 issued and outstanding at December 31, 2016 and 17,026,941 issued and outstanding at December 31, 2015	17,243	17,027
Additional paid-in capital	83,777	82,211
Retained earnings	13,907	2,800
Accumulated other comprehensive income (loss)	(1,212)	1,003
Total shareholders' equity	113,715	103,041
Total liabilities and shareholders' equity	$1,268,210	$1,040,652

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Years Ended December 31,
	2016	2015	2014
Interest income:	(in thousands, except share data)
Loans, including fees	$38,424	$32,525	$32,066
Securities	4,217	4,134	3,104
Federal funds sold and other	136	66	78
Total interest income	42,777	36,725	35,248
Interest expense:
Deposits	4,128	3,923	4,439
Federal funds purchased and other borrowed funds	385	215	68
Subordinated debt	1,188	1,800	1,841
Total interest expense	5,701	5,938	6,348
Net interest income	37,076	30,787	28,900
Provision for loan losses	1,066	(2,077)	3,000
Net interest income after provision for loan losses	36,010	32,864	25,900
Noninterest income:
Service charges on deposit accounts	985	756	677
Gain on sale of loans	16	—	39
Gain on sale of securities	617	484	912
Gain on foreclosed assets, net	—	—	19
Mortgage fee income	570	531	402
Bargain purchase gain	1,920	—	—
Other	1,359	726	1,244
	5,467	2,497	3,293
Noninterest expenses:
Salaries and employee benefits	14,688	11,538	11,191
Occupancy and equipment expense	1,982	1,977	2,111
Data processing	1,914	912	959
Professional fees	1,422	1,201	1,283
Advertising and business development	1,050	853	845
Losses on sale and writedowns of foreclosed assets, net	48	187	434
Foreclosed assets expenses, net of rental income	40	130	219
Other expense	4,902	3,744	3,531
	26,046	20,542	20,573
Income before income taxes	15,431	14,819	8,620
Income taxes	4,324	5,000	2,737
Net income	11,107	9,819	5,883
Dividends and accretion on preferred shares	—	—	(526)
Gain on redemption of preferred shares	—	—	5
Net income attributable to First Community Financial Partners, Inc.	$11,107	$9,819	$5,362

Common share data
Basic earnings per common share	$0.65	$0.58	$0.32
Diluted earnings per common share	0.64	0.57	0.32
Weighted average common shares outstanding for basic earnings per common share	17,184,432	16,939,010	16,515,489
Weighted average common shares outstanding for diluted earnings per common share	17,630,600	17,085,752	16,741,215
See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$11,107	$9,819	$5,883

Unrealized holding gains on investment securities	(3,015)	889	1,619
Reclassification adjustments for gains included in net income	(617)	(484)	(912)
Tax effect of realized and unrealized gains and losses on investment securities	1,417	(158)	(276)
Other comprehensive income (loss), net of tax	(2,215)	247	431

Comprehensive income	$8,892	$10,066	$6,314

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2016, 2015 and 2014

	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Retained earnings (accumulated deficit)	Accumulated Other Comprehensive Income (loss)	Total

	(in thousands, except share data)
Balance, December 31, 2013	$5,176	$892	$16,334	$81,241	$(12,381)	$325	$91,587
Net income	—	—	—	—	5,883	—	5,883
Other comprehensive income, net of tax	—	—	—	—	—	431	431
Repurchase of preferred shares	(5,176)	(1,093)	—	—	5	—	(6,264)
Discount accretion on preferred shares	—	201	—	—	(201)		—
Dividends on preferred shares	—		—	—	(325)		(325)
Issuance of 334,420 shares of common stock for restricted stock awards and amortization	—	—	334	(421)	—		(87)
Stock based compensation expense	—	—	—	828	—		828
Balance, December 31, 2014	—	—	16,668	81,648	(7,019)	756	92,053
Net income	—	—	—	—	9,819	—	9,819
Other comprehensive income, net of tax	—	—	—	—	—	247	247
Issuance of 306,189 shares of common stock for restricted stock awards and amortization	—	—	306	(310)	—	—	(4)
Issuance of 52,750 shares of common stock for exercise of warrants	—	—	53	178	—	—	231
Reclass of warrants upon redemption of subordinated debt, net of amortization	—	—	—	(214)	—	—	(214)
Stock based compensation expense	—	—	—	909	—	—	909
Balance, December 31, 2015	—	—	17,027	82,211	2,800	1,003	103,041
Net income	—	—	—	—	11,107	—	11,107
Other comprehensive loss, net of tax	—	—	—	—	—	(2,215)	(2,215)
Issuance of 139,684 shares of common stock for restricted stock awards and amortization	—	—	140	(173)	—	—	(33)
Issuance of 27,500 shares of common stock for exercise of warrants	—	—	27	88	—	—	115
Reclass of warrants upon redemption of subordinated debt, net of amortization	—	—	49	310	—	—	359
Tax windfall benefit	—	—	—	64	—	—	64
Stock based compensation expense	—	—	—	1,277	—	—	1,277
Balance, December 31, 2016	$—	$—	$17,243	$83,777	$13,907	$(1,212)	$113,715

See Notes to Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2016, 2015 and 2014	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash Flows From Operating Activities
Net income applicable to First Community Financial Partners, Inc.	$11,107	$9,819	$5,883
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	2,082	1,929	737
Provision for loan losses	1,066	(2,077)	3,000
Bargain purchase gain	(1,920)	—	—
Gain on sale of foreclosed assets, net	—	(13)	(19)
Writedown of foreclosed assets	48	200	434
Net accretion (amortization) of deferred loan fees	205	87	(75)
Warrant accretion	—	6	28
Depreciation and amortization of premises and equipment	1,183	1,293	1,250
Realized gains on sales of available for sale securities, net	(617)	(484)	(912)
Proceeds from life insurance	—	—	412
Increase in cash surrender value of life insurance	(598)	(12,238)	(222)
Amortization of core deposit intangible	58	—	—
Deferred income taxes	2,723	4,884	2,273
Proceeds from sale of loans	169	—	9,446
Gain on sale of loans	(16)	—	(39)
Net decrease (increase) in mortgage loans held for sale	(830)	338	(738)
Net decrease (increase) in loans held for sale	(1,085)	—	2,619
Increase in accrued interest receivable and other assets	(423)	(286)	(378)
Decrease in accrued interest payable and other liabilities	1,253	(411)	(1,858)
Restricted stock compensation expense	936	838	828
Stock option compensation expense	341	71	—
Net cash provided by operating activities	15,682	3,956	22,669
Cash Flows From Investing Activities
Acquisition payment, net of cash acquired	(2,746)	—	—
Net change in interest bearing deposits in banks	(1,142)	12,261	9,625
Net change in fed funds sold	550	—	—
Activity in available for sale securities:
Purchases	(26,544)	(88,757)	(126,494)
Maturities, prepayments and calls	14,796	20,350	28,408
Sales	49,234	30,450	71,597
Purchases of non-marketable equity securities	(1,796)	—	(400)
Net increase in loans	(188,761)	(86,591)	(51,405)
Purchases of premises and equipment	(675)	(453)	(4,239)
Proceeds from sale of foreclosed assets	4,723	147	1,567
Net cash used in investing activities	(152,361)	(112,593)	(71,341)
Cash Flows From Financing Activities
Net increase in deposits	144,067	96,581	44,009
Cash paid on redemption of subordinated debt	—	(14,060)	—
Net increase (decrease) in other borrowings	(1,862)	23,486	3,966
Proceeds from issuance of subordinated debt	—	—	9,800
Dividends paid on preferred shares	—	—	(325)
Repurchase of preferred shares	—	—	(6,264)
Net cash provided by financing activities	142,205	106,007	51,186
Net change in cash and due from banks	5,526	(2,630)	2,514
Cash and due from banks:
Beginning	10,699	13,329	10,815
Ending	$16,225	$10,699	$13,329

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,680	$6,421	$6,428
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	—	3,291	96

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of First Community Financial Partners, Inc. (the “Company” or “First Community”) and its subsidiaries, including its wholly-owned bank subsidiary, First Community Financial Bank (the “Bank”), based in Joliet, Illinois, and other wholly-owned real estate holding entities.

All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of operations: First Community is a bank holding company providing a full range of financial services to individuals and corporate clients through the Bank.

Use of estimates: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, valuation of foreclosed assets, and the valuation of deferred tax assets.

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

Loans held for sale: Loans held for sale consists of loans the Company has identified for sale. The loans are transferred from the portfolio to held for sale once the determination is made and they are carried at fair value less any costs to sell with charges being taken through the allowance for loan and lease losses.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan and lease losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield.

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

Allowance for loan and lease losses: The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

When establishing the allowance for loan and lease losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and the relevant risk characteristics are as follows:

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

The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses, and may require the Company to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

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

Foreclosed assets: Assets acquired through loan foreclosure or other proceedings are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, foreclosed assets are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any valuation adjustments required at the date of transfer are charged to the allowance for loan and lease losses.  Subsequently, unrealized losses and realized losses on sales are included in noninterest expense, while realized gains on sales are included in noninterest income.  Operating results from foreclosed assets are recorded in noninterest expense.

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

The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There are no uncertain tax positions as of December 31, 2016 and 2015.

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

The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2013.

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

	Years Ended December 31,
	2016	2015	2014

Undistributed earnings allocated to common stock	$11,107	$9,819	$5,883
Less: preferred stock dividends and discount accretion	—	—	(526)
Redemption of preferred shares	—	—	5
Net income allocated to common stock	$11,107	$9,819	$5,362

Weighted average shares outstanding for basic earnings per common share	17,184,432	16,939,010	16,515,489
Dilutive effect of stock-based compensation and warrants	446,168	146,742	225,726
Weighted average shares outstanding for diluted earnings per common share	17,630,600	17,085,752	16,741,215

Basic income per common share	$0.65	$0.58	$0.32
Diluted income per common share	0.64	0.57	0.32

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

Subsequent Events
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued.
Refer to Note 2 of our Consolidated Financial Statements for a description subsequent events.

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike U.S. GAAP, which requires that only capital leases be recognized on the balance sheet, the ASU requires that both types of leases be recognized on the balance sheet. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 2. Subsequent Events

On February 6, 2017, First Community entered into an Agreement and Plan of Merger with First Busey, pursuant to which First Community will merge into First Busey, with First Busey as the surviving corporation. It is anticipated that the Bank will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the Merger. At the time of the bank merger, the Bank’s banking offices will become branches of Busey Bank. The Merger is anticipated to be completed in mid-2017, and is subject to the satisfaction of customary closing conditions contained in the Agreement and Plan of Merger, including the approval of the appropriate regulatory authorities and the stockholders of First Community. The Agreement and Plan of Merger and the press release and investor presentation related to the Merger can be found on the Form 8-K filed with the SEC by First Community on February 6, 2017.

Note 3.	Acquisition
On July 1, 2016, the Company completed its acquisition of Mazon State Bank, an Illinois state-chartered commercial bank, pursuant to that certain Agreement and Plan of Merger dated March 14, 2016 (the “Mazon Merger Agreement”) by and among the Company, the Bank, Mazon State Bank and First Mazon Bancorp, Inc., a Delaware corporation and the former parent company of Mazon State Bank. Under the terms of the Mazon Merger Agreement, the Company acquired Mazon State Bank, through the merger of Mazon State Bank with and into the Bank, for aggregate consideration of $8.5 million in cash. The three branches of Mazon State Bank opened on July 1, 2016 as branches of the Bank. The system integration was completed during the third quarter of 2016.
The Company accounted for the transaction under the acquisition method of accounting under FASB ASC Topic 805, Business Combinations, and thus, the financial position and results of operations of Mazon State Bank prior to the closing date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value with the assistance of third-party valuations, appraisals, and third-party advisors. The estimated fair values may be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation of the acquisition.
During the year ended December 31, 2016, the Company incurred $1.2 million of merger related costs.
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

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations	$62,081	$45	$709	$61,417
Residential mortgage backed securities	33,701	97	557	33,241
State and political subdivisions	108,403	515	1,378	107,540
	$204,185	$657	$2,644	$202,198
December 31, 2015
Government sponsored enterprises	$16,284	$125	$—	$16,409
Residential collateralized mortgage obligations	62,701	138	475	62,364
Residential mortgage backed securities	28,494	65	268	28,291
State and political subdivisions	96,480	2,178	118	98,540
	$203,959	$2,506	$861	$205,604

Securities with a fair value of $121.1 million and $82.2 million were pledged as collateral on public funds, securities sold under agreements to repurchase or for other purposes as required or permitted by law as of December 31, 2016 and December 31, 2015, respectively.

The amortized cost and fair value of debt securities available for sale as of December 31, 2016, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$3,818	$3,830
Over 1 year through 5 years	32,499	32,376
Over 5 years through 10 years	25,911	25,716
Over 10 years	46,175	45,618
Residential collateralized mortgage obligations and mortgage backed securities	95,782	94,658
	$204,185	$202,198

Realized gains on the sales of securities were $617,000, $484,000, and $912,000 during the years ended December 31, 2016, 2015, and 2014, respectively.

There were $140.9 million and $85.7 million in securities with unrealized losses at December 31, 2016 and December 31, 2015, respectively. Unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of December 31, 2016 and December 31, 2015 are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential collateralized mortgage obligations	$52,811	$709	$—	$—	$52,811	$709
Residential mortgage backed securities	16,217	557	—	—	16,217	557
State and political subdivisions	71,904	1,378	—	—	71,904	1,378
	$140,932	$2,644	$—	$—	$140,932	$2,644

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential collateralized mortgage obligations	$46,373	$475	$—	$—	$46,373	$475
Residential mortgage backed securities	27,012	268	—	—	27,012	268
State and political subdivisions	12,283	118	—	—	12,283	118
	$85,668	$861	$—	$—	$85,668	$861

There were no securities with material unrealized losses existing longer than 12 months, and no securities with unrealized losses which management believed were other-than-temporarily impaired, at December 31, 2016 or 2015.

Note 5.	Loans

A summary of the balances of loans follows (in thousands):

	December 31, 2016	December 31, 2015
Construction and Land Development	$47,338	$22,082
Farmland and Agricultural Production	12,628	9,989
Residential 1-4 Family	175,978	135,864
Multifamily	36,703	34,272
Commercial Real Estate	425,985	381,098
Commercial and Industrial	281,804	179,623
Leases, net	3,290	—
Consumer and other	7,967	9,417
	991,693	772,345
Net deferred loan fees	(75)	(26)
Allowance for loan and lease losses	(11,684)	(11,741)
	$979,934	$760,578

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2016 and December 31, 2015 (in thousands):

December 31, 2016	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$47,338	$—	$—	$—	$47,338	$—	$47,338
Farmland and Agricultural Production	12,628	—	—	—	12,628	—	12,628
Residential 1-4 Family	175,178	27	—	—	175,205	773	175,978
Multifamily	36,703	—	—	—	36,703	—	36,703
Commercial Real Estate
Retail	89,525	—	—	—	89,525	3,525	93,050
Office	62,876	—	—	—	62,876	—	62,876
Industrial and Warehouse	75,351	—	—	—	75,351	—	75,351
Health Care	30,232	—	—	—	30,232	—	30,232
Other	163,732	92	584	—	164,408	68	164,476
Commercial and Industrial	280,282	32	—	—	280,314	1,490	281,804
Leases, net	3,290	—	—	—	3,290	—	3,290
Consumer and other	7,957	10	—	—	7,967	—	7,967
Total	$985,092	$161	$584	$—	$985,837	$5,856	$991,693

December 31, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$21,885	$—	$197	$—	$22,082	$—	$22,082
Farmland and Agricultural Production	9,989	—	—	—	9,989	—	9,989
Residential 1-4 Family	135,632	182	—	—	135,814	50	135,864
Multifamily	34,272	—	—	—	34,272	—	34,272
Commercial Real Estate
Retail	95,570	—	—	—	95,570	—	95,570
Office	55,151	—	—	—	55,151	—	55,151
Industrial and Warehouse	65,536	—	—	—	65,536	—	65,536
Health Care	29,985	—	—	—	29,985	—	29,985
Other	134,762	—	—	—	134,762	94	134,856
Commercial and Industrial	178,289	—	—	67	178,356	1,267	179,623
Consumer and other	9,417	—	—	—	9,417	—	9,417
Total	$770,488	$182	$197	$67	$770,934	$1,411	$772,345

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. There was no balance to report at December 31, 2016 and December 31, 2015.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of December 31, 2016 and December 31, 2015 (in thousands):

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$44,862	$2,476	$—	$—	$47,338
Farmland and Agricultural Production	12,628	—	—	—	12,628
Multifamily	35,934	769	—	—	36,703
Commercial Real Estate
Retail	81,821	—	9,148	2,081	93,050
Office	59,384	—	3,492	—	62,876
Industrial and Warehouse	74,669	682	—	—	75,351
Health Care	30,232	—	—	—	30,232
Other	157,618	2,898	3,953	7	164,476
Commercial and Industrial	274,578	2,321	3,503	1,402	281,804
Leases, net	$3,290	$—	$—	$—	$3,290
Total	$775,016	$9,146	$20,096	$3,490	$807,748

December 31, 2016	Performing	Non-performing*	Total
Residential 1-4 Family	$175,205	$773	$175,978
Consumer and other	7,967	—	7,967
Total	$183,172	$773	$183,945

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$19,450	$2,632	$—	—	$22,082
Farmland and Agricultural Production	9,989	—	—	—	9,989
Multifamily	33,598	674	—	—	34,272
Commercial Real Estate					—
Retail	87,665	—	7,905	—	95,570
Office	55,151	—	—	—	55,151
Industrial and Warehouse	64,699	837	—	—	65,536
Health Care	29,985	—	—	—	29,985
Other	128,988	2,664	3,192	12	134,856
Commercial and Industrial	173,324	4,714	355	1,230	179,623
Total	$602,849	$11,521	$11,452	1,242	$627,064

December 31, 2015	Performing	Non-performing*	Total
Residential 1-4 Family	$135,814	$50	$135,864
Consumer and other	9,417	—	9,417
Total	$145,231	$50	$145,281

* Non-performing loans include those on non-accrual status and those past due 90 days or more and still on accrual.

The following table provides additional detail of the activity in the allowance for loan and lease losses, by portfolio segment, for the twelve months ended December 31, 2016 and 2015 (in thousands):

December 31, 2016	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Leases	Consumer and other	Total
Allowance for loan and lease losses:
Beginning balance	$813	$43	$1,370	$141	$4,892	$4,286	$—	$196	$11,741
Provision for loan losses	668	—	(440)	113	28	837	17	(157)	1,066
Loans charged-off	—	—	(15)	—	(471)	(1,905)	—	(9)	(2,400)
Recoveries of loans previously charged-off	68	—	33	—	47	1,125	—	4	1,277
Ending balance	$1,549	$43	$948	$254	$4,496	$4,343	$17	$34	$11,684

December 31, 2015
Allowance for loan and lease losses:
Beginning balance	$758	$459	$1,199	$67	$6,828	$4,296	$—	$298	$13,905
Provision for loan losses	(16)	(416)	112	74	(2,623)	894	—	(102)	(2,077)
Loans charged-off	—	—	(195)	—	(548)	(1,106)	—	(10)	(1,859)
Recoveries of loans previously charged-off	71	—	254	—	1,235	202	—	10	1,772
Ending balance	$813	$43	$1,370	$141	$4,892	$4,286	$—	$196	$11,741

December 31, 2014
Allowance for loan and lease losses:
Beginning balance	$2,711	$427	$1,440	$97	$7,812	$3,183	$—	$150	$15,820
Provision for loan losses	(840)	32	(9)	(30)	560	3,119	—	168	3,000
Loans charged-off	(1,186)	—	(264)	—	(2,836)	(2,321)	—	(26)	(6,633)
Recoveries of loans previously charged-off	73	—	32	—	1,292	315	—	6	1,718
Ending balance	$758	$459	$1,199	$67	$6,828	$4,296	$—	$298	$13,905

The following table presents the balance in the allowance for loan and lease losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of December 31, 2016 and December 31, 2015 (in thousands):

December 31, 2016	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Leases	Consumer and other	Total
Period-ended allowance amount allocated to:
Individually evaluated for impairment	$—	$—	$27	$—	$—	$417	$—	$—	$444
Collectively evaluated for impairment	1,549	43	921	254	4,496	3,926	17	34	11,240
Ending balance	$1,549	$43	$948	$254	$4,496	$4,343	$17	$34	$11,684
Loans:
Individually evaluated for impairment	$—	$—	$1,285	$—	$7,267	$3,912	$—	$—	$12,464
Collectively evaluated for impairment	47,338	12,628	174,693	36,703	418,718	277,892	3,290	7,967	979,229
Ending balance	$47,338	$12,628	$175,978	$36,703	$425,985	$281,804	$3,290	$7,967	$991,693

December 31, 2015
Period-ended allowance amount allocated to:
Individually evaluated for impairment	$—	—	$30	$—	$—	$441	$—	$—	$471
Collectively evaluated for impairment	813	43	1,340	141	4,892	3,845	—	196	11,270
Ending balance	$813	$43	$1,370	$141	$4,892	$4,286	$—	$196	$11,741
Loans:
Individually evaluated for impairment	$—	—	$1,661	$—	$4,381	$3,777	$—	$—	$9,819
Collectively evaluated for impairment	22,082	9,989	134,203	34,272	376,717	175,846	—	9,417	762,526
Ending balance	$22,082	$9,989	$135,864	$34,272	$381,098	$179,623	$—	$9,417	$772,345

The following tables present additional detail regarding impaired loans, segregated by class, as of and for the year ended December 31, 2016 and year ended December 31, 2015 (dollars in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$217	$—
Residential 1-4 Family	865	826	—	1,278	61
Commercial Real Estate
Retail	3,995	3,524	—	1,362	—
Other	3,808	3,743	—	3,808	127
Commercial and Industrial	4,504	3,054	—	3,532	130
With an allowance recorded:
Residential 1-4 Family	459	459	27	463	23
Commercial and Industrial	1,058	858	417	1,319	—
Total	$14,689	$12,464	$444	$12,078	$341

December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential 1-4 Family	$1,232	$1,193	$—	$1,280	$61
Commercial Real Estate
Office	494	494	—	502	26
Industrial and Warehouse	—	—	—	1,441	—
Other	3,952	3,887	—	5,015	127
Commercial and Industrial	3,331	3,131	—	3,640	130
Consumer and other	—	—	—	4	—
With an allowance recorded:
Residential 1-4 Family	468	468	30	473	23
Multifamily	—	—	—	—	—
Commercial Real Estate
Office	—	—	—	64	—
Commercial and Industrial	1,109	646	441	491	—
Total	$10,586	$9,819	$471	$12,910	$367

During the year ended December 31, 2016, there were three troubled debt restructurings added as a result of the Bank making payment of real estate taxes. During the year ended December 31, 2015, there were no troubled debt restructurings added.

Troubled debt restructurings that were accruing were $2.2 million and $2.8 million as of December 31, 2016 and 2015, respectively. Troubled debt restructurings that were non-accruing were $2.2 million and $94,000 as of December 31, 2016 and December 31, 2015.

The following presents a rollfoward activity of troubled debt restructurings (in thousands, except number of loans):

	Years ended December 31,
	2016		2015
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
Balance, beginning	$2,832	6	$5,621	$10
Additions to troubled debt restructurings	2,460	3	—	—
Removal of troubled debt restructurings	(519)	(2)	(309)	(1)
Transfers to other real estate owned	—	—	(1,486)	(1)
Repayments and other reductions	(396)	—	(994)	(2)
Balance, ending	$4,377	7	$2,832	6
Restructured loans are evaluated for impairment at each reporting date as part of the Company’s determination of the allowance for loan and lease losses.

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

	Years ended December 31,
	2016	2015
Balance, beginning	$39,176	$35,583
New loans	4,763	5,313
Repayments and other reductions	(5,821)	(1,720)
Balance, ending	$38,118	$39,176

No loans to executive officers, directors, and their affiliates were past due greater than 90 days at December 31, 2016 or 2015.

Note 6.	Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2016	2015

Land	$5,078	$4,226
Building and building improvements	21,487	18,044
Furniture and equipment	4,867	4,238
	31,432	26,508
Less: accumulated depreciation	9,218	7,979
	$22,214	$18,529

Depreciation and amortization expense was $1.2 million, $1.3 million, and $1.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Rent expense for banking facilities was $172,000, $169,000, and $301,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company leases office space for one of its branches as well as additional back office space. The future minimum annual rental commitments for the noncancelable leases of these spaces are as follows (in thousands):

2017	103
2018	103
2019	103
2020	103
2021	103
Thereafter	485
$1,000

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes. Certain leases also provide for increased rental payments up to 3%.

Note 7.	Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. An analysis of the foreclosed assets and the related provision for losses is as follows (in thousands):

	Years ended December 31,
	2016	2015

Beginning balance	$5,487	$2,530
Transfers of loans	—	3,291
Acquired through Mazon acquisition	9	—
Writedown to realizable value	(47)	(200)
Gain (loss) on sale of foreclosed assets	(3)	13
Proceeds on sale	(4,721)	(147)
Ending balance	$725	$5,487

Expenses applicable to foreclosed assets include the following:

	Years ended December 31,
	2016	2015	2014

Writedown to realizable value	$48	$200	$434
Operating expenses, net of rental income	40	130	219
	$88	$330	$653

Note 8.	Deposits

The composition of interest-bearing deposits was as follows (in thousands):

	December 31, 2016	December 31, 2015
NOW and money market accounts	$443,727	$336,197
Savings	64,695	36,207
Time deposit certificates of $250,000 or more	96,421	69,961
Time deposit certificates of $100,000 to $250,000	125,807	127,091
Other time deposit certificates	104,650	100,472
	$835,300	$669,928

The composition of brokered deposits included in deposits was as follows (in thousands):

	December 31, 2016	December 31, 2015
NOW and money market accounts	$54,971	$35,271
Time deposit certificates	41,169	11,874
	$96,140	$47,145

At December 31, 2016, maturities of certificates of deposit are summarized as follows (in thousands):

2017	197,883
2018	96,129
2019	21,282
2020	4,304
2021	7,280
$326,878

Deposits from related parties held by the Bank at December 31, 2016 and 2015 amounted to approximately $41.4 million and $38.5 million, respectively.

Note 9.	Subordinated Debt
The following table summarizes subordinated debt outstanding at December 31, 2016 and 2015 (dollars in thousands):

Date of issuance	Call date	Maturity Date	Interest rate	2016	2015

September 30, 2013	September 30, 2018	September 30, 2021	8.625%	$5,500	$5,500
October 31, 2014	October 31, 2019	October 31, 2022	7.00%	9,800	9,800
Total subordinated debt				$15,300	$15,300
On September 30, 2013, the Company completed a private placement offering of $5.5 million of subordinated indebtedness. These securities were offered in denominations of $1,000 per note. The subordinated notes will mature on the eighth anniversary of the issuance of the notes. The Company will have the option to redeem the notes in whole or part, upon the occurrence of certain events affecting the regulatory capital or tax treatment of the notes prior to the fifth anniversary of the issuance. The holders of the notes are entitled to interest at 8.625% payable quarterly, in arrears. On or after the fifth anniversary of the effective date of the subordinated notes, the Company may redeem the notes, in whole or in part. The outstanding balance was $5.5 million at December 31, 2016 and 2015.
On October 31, 2014, the Company completed a private placement offering of $9.8 million of subordinated indebtedness. These securities were offered in denominations of $10,000 per note. The subordinated notes will mature on the eighth anniversary of the issuance of the notes. The Company will have the option to redeem the notes in whole or part, upon the occurrence of certain events affecting the regulatory capital or tax treatment of the notes prior to the fifth anniversary of the issuance. The holders of the notes are entitled to interest at 7.0% payable semi-annually, in arrears. On or after the fifth anniversary of the effective date of the subordinated notes, the Company may redeem the notes, in whole or in part. The outstanding balance was $9.8 million at December 31, 2016 and 2015.
Approximately $2.8 million of the Company’s subordinated debt is held by related parties, as of December 31, 2016 and 2015.

Note 10.	Other Borrowed Funds

The composition of other borrowed funds was as follows (in thousands):

	December 31, 2016	December 31, 2015
Securities sold under agreements to repurchase	$24,153	$25,069
Federal Home Loan Bank Advances
Maturity dates, fixed interest rate
Matures January 20, 2017, 0.70%	17,000	11,000
Matures January 23, 2017, 0.70%	10,000	5,000
Secured borrowings	—	11,946
	$51,153	$53,015

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

Information pertaining to securities sold under agreements to repurchase as of December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
Sweep repurchase agreements	$24,153	$25,069
Weighted average rate	0.16%	0.16%
Securities underlying the agreements:
Carrying value	$27,082	$40,101
Fair value	$26,943	$39,949

The securities underlying the agreements as of December 31, 2016 and 2015 were under the Company’s control in safekeeping at third-party financial institutions. The sweep agreements generally mature within one day from the transaction date.

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, commercial real estate loans, first mortgage loans, and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the FHLB.  The Bank had $409.4 million and $338.0 million of loans pledged as collateral for FHLB advances as of December 31, 2016 and December 31, 2015, respectively. There were $27.0 million and $16.0 million in advances outstanding at December 31, 2016 and December 31, 2015, respectively. All FHLB advances were repaid upon maturity in January 2017.

On June 29, 2015, the Company entered into a credit facility with an unaffiliated bank for two credit facilities (secured borrowings). The credit facilities include a $4.0 million revolving line of credit, which had a balance of $0 and $1.9 million, at December 31, 2016 and 2015, respectively, and a term loan which had a balance of $0 and $10.1 million at December 31, 2016 and 2015, respectively.  The revolving line matures in 2020 and the term loan matures in 2021. The credit facilities have an annual interest rate of 2.25% plus LIBOR, which was 2.95% at December 31, 2016.  The credit facilities are collateralized by the stock of the Company’s wholly-owned subsidiary, the Bank.

The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $203.7 million and $100.1 million of loans pledged as collateral under these agreements as of December 31, 2016 and December 31, 2015, respectively. There were no borrowings outstanding at December 31, 2016 and December 31, 2015.

Note 11.	Income Taxes

Income tax expense recognized is as follows (in thousands):

	For years ended December 31,
	2016	2015	2014
Current	$1,601	$116	$464
Deferred	2,723	4,884	2,273
	$4,324	$5,000	$2,737

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	For years ended December 31,
	2016	2015	2014
Federal income tax at statutory rate	$5,399	$5,187	$3,017
Increase (decrease) due to:
Federal tax exempt	(769)	(606)	(331)
State income tax, net of federal benefit	789	758	541
Benefit of income taxed at lower rate	(154)	(148)	(86)
Tax exempt income	(13)	(29)	(25)
Cash surrender value of life insurance	(208)	(81)	(186)
Bargain purchase gain	(652)	—	—
Other	(68)	(81)	(193)
	$4,324	$5,000	$2,737

Deferred tax assets and liabilities consist of (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan and lease losses	$4,570	$4,169
Merger expenses	182	140
Organization expenses	198	226
Net operating losses	5	3,774
Contribution carryforward	5	5
Non-qualified stock options	726	644
Restricted stock	362	—
Foreclosed assets	282	315
Tax credits	—	334
Unrealized losses on securities available for sale	—	—
Other	945	135
	7,275	9,742
Deferred tax liabilities:
Depreciation	(1,140)	(186)
Core deposit intangible	(297)	—
Unrealized gains on securities available for sale	775	(642)
Other	—	277
	(662)	(551)
Net deferred tax asset	$6,613	$9,191

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. As of December 31, 2016 and 2015, the Company did not have a valuation allowance against the net deferred tax assets.
The Company had a federal net operating loss carryforward of $0 and $9.3 million at December 31, 2016 and December 31, 2015, respectively. The Company had an Illinois net operating loss carryforward of $0 and $11.1 million at December 31, 2016 and December 31, 2015, respectively.

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

On May 19, 2016, the Company adopted the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”).  The 2016 Equity Incentive Plan allows for the grant of awards including nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, and cash incentive awards. Under this plan 2,000,000 shares of the Company common stock have been reserved for the granting of awards. The 2016 Equity Incentive Plan replaced the 2008

Equity Incentive Plan and the 2013 Equity Incentive Plan, and the Company may not make any new award grants under the prior plans.

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	December 31, 2016			December 31, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,305,504	$6.69	$1,308	1,089,404	$7.00	$—
Granted	539,950	8.68	1,629	217,500	5.20	444
Exercised	(48,520)	7.12	222	—	—	—
Canceled	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Forfeited	—	—	—	(1,400)	8.25	—

Outstanding at end of period	1,796,934	$7.28	$7,942	1,305,504	$6.69	$1,308

Exercisable at end of period	1,238,434	$7.05	$5,764	1,088,004	$6.99	$864

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on December 31, 2016. There was $7.9 million and $1.3 million in intrinsic value of the stock options outstanding at December 31, 2016 and December 31, 2015. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $341,000, $71,000, and $0 of compensation expense related to the stock options for the twelve months ended December 31, 2016, 2015, and 2014. At December 31, 2016, there was $532,000 in compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at December 31, 2016 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable
$5.00	364,376	2.54	364,376
$5.20	217,500	8.01	72,500
$5.53	6,000	3.34	6,000
$6.25	25,000	3.78	25,000
$7.24	217,500	9.01	—
$7.50	400,580	0.58	400,580
$8.00	4,000	2.71	4,000
$8.58	126,450	9.50	126,450
$9.25	239,528	1.38	239,528
$10.35	196,000	9.88	—
	1,796,934		1,238,434

198,950 of options vested during the year ended December 31, 2016.

The Company grants restricted stock units to select officers and directors within the organization under all of its equity incentive plans, which entitle the holder to receive shares of Company common stock in the future, subject to certain terms, conditions and restrictions. Holders of restricted stock units are also entitled to receive additional units equal in value to any dividends paid with respect to the restricted stock units during the vesting period. Compensation expense for the restricted stock units equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period.

In 2016 and 2015, restricted stock units were issued with certain performance conditions for a minimum of 52,301 and 33,600 shares, respectively, and up to a maximum of 131,948 and 170,549 shares, respectively. These performance conditions were expected to be met by the end of 2016 and 2015 and the expense related to these awards was recognized over the year.

The Company recognized compensation expense of $936,000 and $731,000, respectively, for the twelve months ended December 31, 2016 and 2015, related to restricted stock units granted under the 2008 Equity Incentive Plan, the 2013 Equity Incentive Plan, and the 2016 Equity Incentive Plan. Total unrecognized compensation expense related to restricted stock grants was approximately $52,000 as of December 31, 2016.

The following is a summary of nonvested restricted stock units:

	December 31, 2016		December 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	25,000	$5.14	212,020	$3.95
Granted	132,975	6.64	151,059	5.24
Vested	(144,641)	6.49	(338,079)	4.44
Canceled	—	—	—	—
Forfeited	—	—	—	—
Nonvested shares, end of year	13,334	$5.50	25,000	$5.14

Note 13.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	December 31, 2016	December 31, 2015
Commitments to extend credit	$262,408	$179,517
Standby letters of credit	12,164	10,353
Performance letters of credit	2,253	1,088
	$276,825	$190,958

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

Note 14.	Capital and Regulatory Matters

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

As of December 31, 2016, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity tier 1 capital, and Tier 1 leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new common equity tier 1 capital ratio and the concept of a capital conservation buffer.  The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016, and will be fully phased-in on January 1, 2019, at 2.5%.  The required phased-in capital conservation buffer during 2016 was 0.62%.  A banking organization with a conservation buffer of less than the required phased-in amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.  As of December 31, 2016, the regulatory capital ratios for the Company and the Bank were sufficient to meet the fully phased-in conversation buffer.

The Basel III Rules also expanded the definition of capital by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital.  A number of instruments that generally qualified as Tier 1 capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Company made this one time election in the first quarter of 2015.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  The Company and Bank became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management believes, as of December 31, 2016 and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they were subject.

	2016		2015		For Capital Adequacy Purposes With Capital Conservation buffer		Regulatory Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount
Bank capital ratios:
Total capital to risk-weighted assets	12.77%	$138,772	15.79%	$133,247	8.625%	$93,751	10.00%	$108,697
Tier 1 capital to risk weighted assets	11.69%	127,088	14.54%	122,664	6.625%	72,012	8.00%	86,958
Tier 1 common equity to risk-weighted assets	11.69%	127,088	14.54%	122,664	5.125%	55,707	6.50%	70,653
Tier 1 leverage to average assets	10.10%	127,088	11.71%	122,664	4.00%	50,340	5.00%	62,925
Company capital ratios:
Total capital to risk-weighted assets	12.99%	141,451	14.69%	124,159	8.625%	93,892	N/A	N/A
Tier 1 capital to risk weighted assets	10.51%	114,467	11.62%	98,276	6.625%	72,120	N/A	N/A
Tier 1 common equity to risk-weighted assets	10.51%	114,467	11.62%	98,276	5.125%	55,791	N/A	N/A
Tier 1 leverage to average assets	9.10%	114,467	9.36%	98,276	4.00%	50,323	N/A	N/A

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Residential collateralized mortgage obligations	$61,417	$—	$61,417	$—
Residential mortgage backed securities	33,241	—	33,241	—
State and political subdivisions	107,540	—	106,036	1,504
Derivative financial instruments	62	—	62	—
Financial Liabilities
Derivative financial instruments	62	—	62	—

December 31, 2015
Financial Assets
Securities Available for Sale:
Government sponsored enterprises	$16,409	$—	$16,409	$—
Residential collateralized mortgage obligations	62,364	—	62,364	—
Residential mortgage backed securities	28,291	—	28,291	—
State and political subdivisions	98,540	—	97,036	1,504
Derivative financial instruments	95	—	95	—
Financial Liabilities
Derivative financial instruments	95	—	95	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the twelve months ended December 31, 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2015	$1,504
Total gains or losses (realized/unrealized) included in other comprehensive income	—
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, December 31, 2016	$1,504

Beginning balance, December 31, 2014	$1,514
Total gains or losses (realized/unrealized) included in other comprehensive income	(10)
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, December 31, 2015	$1,504

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

December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Mortgage loans held for sale	$1,230	$—	$—	$1,230
Impaired loans	12,020	—	—	12,020
Loans held for sale	1,085	—	—	1,085
Foreclosed assets	725	—	—	725

December 31, 2015
Financial Assets
Mortgage loans held for sale	$400	$—	$—	$400
Impaired loans	9,348	—	—	9,348
Foreclosed assets	5,487	—	—	5,487

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
December 31, 2016
Mortgage loans held for sale	$1,230	Secondary market pricing	Selling costs	—
Impaired loans	12,020	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Loans held for sale	1,085	Secondary market pricing	Selling costs	10% to 25%
Foreclosed assets	725	Appraisal of Collateral	Selling costs	10.00%
December 31, 2015
Mortgage loans held for sale	$400	Secondary market pricing	Selling costs	—
Impaired loans	9,348	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	5,487	Appraisal of Collateral	Selling costs	10.00%

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

As of December 31, 2016 and December 31, 2015, approximately $3.1 million, or 32%, and $10.8 million, or 69%, of impaired loans were evaluated for impairment using appraisals performed within twelve months of these dates, respectively.

Loans Held for Sale: The fair value of loans held for sale is determined using quoted secondary market prices and classified as Level 2.

Foreclosed assets: Foreclosed assets upon initial recognition are measured and reported at fair value through a charge-off to the allowance for loan and lease losses based upon the fair value of the foreclosed asset. Fair values are generally based on third party appraisals of the property resulting in Level 3 classification. The appraised value is discounted by 10% for estimated selling costs which includes broker fees and closing costs and appraisals are obtained annually.

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

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2016 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$16,225	$16,225	$16,225	$—	$—
Interest-bearing deposits in banks	8,548	8,548	8,548	—	—
Securities available for sale	202,198	202,198	—	200,694	1,504
Nonmarketable equity securities	3,297	3,297	—	—	3,297
Mortgage loans held for sale	1,230	1,230	—	—	1,230
Loans held for sale	1,085	1,085	—	—	1,085
Loans, net	979,934	980,290	—	—	980,290
Accrued interest receivable	3,521	3,521	3,521	—	—
Derivative financial instruments	62	62	—	62	—
Financial liabilities:
Non-interest bearing deposits	247,856	247,856	247,856	—	—
Interest-bearing deposits	835,300	836,103	508,422	—	327,681
Other borrowed funds	51,153	51,110	—	—	51,110
Subordinated debt	15,300	16,182	—	—	16,182
Accrued interest payable	566	566	566	—	—
Derivative financial instruments	62	62	—	62	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2015 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$10,699	$10,699	$10,699	$—	$—
Interest-bearing deposits in banks	7,406	7,406	7,406	—	—
Securities available for sale	205,604	205,604	—	204,100	1,504
Nonmarketable equity securities	1,367	1,367	—	—	1,367
Mortgage loans held for sale	400	400	—	—	400
Loans, net	760,578	760,159	—	—	760,159
Accrued interest receivable	3,106	3,106	3,106	—	—
Derivative financial instruments	319	319	—	319	—
Financial liabilities:
Non-interest bearing deposits	196,063	196,063	196,063	—	—
Interest-bearing deposits	669,928	668,835	372,404	—	296,431
Other borrowed funds	53,015	52,566	52,566	—	—
Subordinated debt	15,300	15,164	—	—	15,164
Accrued interest payable	545	545	545	—	—
Derivative financial instruments	319	319	—	319	—

Note 16.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of December 31, 2016 and December 31, 2015, there were $1.2 million and $1.3 million, respectively, outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $62,000 and $95,000 as of December 31, 2016 and December 31, 2015, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income. The gross amount of the adjustments to the income statement were $33,000, $219,000, and $10,000 during the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

Note 17.	Unaudited Interim Financial Data

The following table reflects summarized unaudited quarterly data fro the periods described (dollars in thousands, except per share data):

	2016
	December	September	June	March
Total interest income	$11,749	$11,313	$10,087	$9,628
Total interest expense	1,508	1,490	1,373	1,330
Net interest income	10,241	9,823	8,714	8,298
Provision for loan losses	183	383	500	—
Total noninterest income	898	2,773	1,241	555
Total noninterest expense	6,919	7,059	6,132	5,936
Income before income taxes	4,037	5,154	3,323	2,917
Income taxes	1,358	1,019	1,058	889
Net income	$2,679	$4,135	$2,265	$2,028

Basic earnings per share	$0.16	$0.24	$0.13	$0.12
Diluted earnings per share	$0.15	$0.24	$0.13	$0.12

	2015
	December	September	June	March
Total interest income	$9,539	$9,340	$9,067	$8,779
Total interest expense	1,369	1,368	1,607	1,594
Net interest income	8,170	7,972	7,460	7,185
Provision for loan losses	(516)	(812)	(749)	—
Total noninterest income	762	769	521	445
Total noninterest expense	5,050	5,136	5,199	5,157
Income before income taxes	4,398	4,418	3,531	2,437
Income taxes	1,475	1,471	1,189	867
Net income	$2,923	$2,947	$2,342	$1,606

Basic earnings per share	$0.17	$0.17	$0.14	$0.10
Diluted earnings per share	$0.17	$0.17	$0.14	$0.09

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2016, were effective.

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
Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on that assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be provided in a subsequent amendment to this Annual Report on Form 10-K, which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation

The information required by this item is will be provided in a subsequent amendment to this Annual Report on Form 10-K, which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as provided below, the information required by this item will be provided in a subsequent amendment to this Annual Report on Form 10-K, which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Equity Compensation Plan Information
All shares authorized for issuance under our compensation plans as of December 31, 2016 were authorized under the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (our “2008 Equity Incentive Plan”), the First Community Financial Partners, Inc. 2013 Equity Incentive Plan (our “2013 Equity Incentive Plan”), or the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (our “2016 Equity Incentive Plan” and together with our 2013 Equity Incentive Plan and our 2008 Equity Incentive Plan, our “Equity Plans”).
Our 2008 Equity Incentive Plan was amended and restated effective May 20, 2009, which amendment and restatement was approved by our shareholders. Our 2008 Equity Incentive Plan was subsequently amended, effective December 21, 2011, to increase the number of shares of our common stock available by 1,000,000 (from 1,430,000 to 2,430,000). Our shareholders did not approve this amendment. Our 2008 Equity Incentive Plan was further amended, effective June 19, 2014, to allow certain awards to expire more than 10 years after the date of grant where provided by the Board of Directors. Our shareholders did not approve this amendment. Our 2008 Equity Incentive Plan has not been amended further.
Our 2013 Equity Incentive Plan was adopted by the Board of Directors on August 15, 2013 and was not approved by our shareholders. On December 18, 2014, the Board of Directors approved an amendment to the 2013 Equity Incentive Plan to increase the maximum number of shares from 100,000 shares to 1,000,000 shares.
Our 2016 Equity Incentive Plan was adopted by the Board of Directors and became effective upon approval by our shareholders on May 19, 2016. Under our 2016 Equity Incentive Plan, the maximum number of shares of our common stock that may be issued to participants is 2,000,000. Following the effective date of our 2016 Equity Incentive Plan no additional awards may be granted from our 2008 Equity Incentive Plan or our 2013 Equity Incentive Plan.
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
Stock options are granted at the fair market value of our common stock at the grant date, generally vest in three equal annual increments beginning on the first anniversary of the grant date unless the Board of Directors provides otherwise, and must be exercised within 10 years after the grant date. Restricted stock units entitle the holder to a specified number of shares of our common stock at a specified future date, subject to the continued service of the holder.

The following table provides certain summary information as of December 31, 2016 concerning our compensation plans under which shares of our common stock may be issued.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(#)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights($) (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(#) (c)
Equity Compensation Plans Approved By Security Holders (1)	1,361,934 (3)	$7.62	1,677,550
Equity Compensation Plans Not Approved By Security Holders (2)	448,334 (4)	6.22	—
Total	1,810,268	$7.28 (5)	1,677,550

(1) Reflects amounts related to our 2008 Equity Incentive and 2016 Equity Incentive Plan. Our shareholders approved an amendment and restatement of our 2008 Equity Incentive Plan, effective May 20, 2009, at which time 1,430,000 shares of our common stock were available for issuance. Our 2008 Equity Incentive Plan was subsequently amended, effective December 21, 2011 (the “Amendment”), to increase the number of shares of our common stock available for issuance by 1,000,000 (from 1,430,000 to 2,430,000). Our shareholders did not approve the Amendment. Of the amounts reflected in this row, none of the 1,361,934 securities issuable upon exercise of outstanding options, warrants and rights relate to awards authorized pursuant to the Amendment.
(2) Reflects amounts related to our 2013 Equity Incentive Plan. Our shareholders did not approve our 2013 Equity Incentive Plan.
(3) Reflects 1,361,934 outstanding stock options under our 2008 Equity Incentive Plan and our 2016 Equity Incentive Plan.
(4) Reflects 13,334 outstanding restricted stock units and 435,000 outstanding stock options granted under our 2013 Equity Incentive Plan.
(5) The weighted average exercise price in this column (b) does not take into account the 13,334 restricted stock units issued under the 2013 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be provided in a subsequent amendment to this Annual Report on Form 10-K, either of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, or in a subsequent amendment to this Annual Report on Form 10-K, either of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
First Community Financial Partners, Inc.
(registrant)

By:     /s/ Glen L. Stiteley
Glen L. Stiteley
Executive Vice President and Chief Financial Officer
Date: March 8, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 8, 2017 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title
/s/ Roy C. Thygesen Roy C. Thygesen	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Glen L. Stiteley Glen L. Stiteley	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Patrick Roe Patrick Roe	President, Chief Operating Officer and Director
/s/ George Barr George Barr	Chairman of the Board and Director
/s/ Peter Coules, Jr. Peter Coules, Jr.	Director
/s/ Terrence O. D’Arcy Terrence O. D’Arcy	Director
/s/ John J. Dollinger John J. Dollinger	Director
/s/ Rex D. Easton Rex D. Easton	Director
/s/ Colleen Graham Dow Colleen Graham Dow	Director
/s/ Vincent E. Jackson Vincent E. Jackson	Director
/s/ Patricia L. Lambrecht Patricia L. Lambrecht	Director
/s/ Stephen G. Morrissette Stephen G. Morrissette	Director
/s/ Daniel Para Daniel Para	Director
/s/ Michael F. Pauritsch Michael F. Pauritsch	Director
/s/ William L. Pommerening William L. Pommerening	Director
/s/ Robert L. Sohol Robert L. Sohol	Director
/s/ Dennis G. Tonelli Dennis G. Tonelli	Director
/s/ Scott A. Wehrli Scott A. Wehrli	Director

Exhibit Index

3.1	Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).
4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).
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
10.1
Employment Agreement, dated as of March 12, 2013, between First Community Financial Partners, Inc., First Community Financial Bank and Roy C. Thygesen (incorporated herein by reference to Exhibit 10.1 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013 (Registration No. 333-185044)).

10.2
Employment Agreement, dated as of March 12, 2013, between First Community Financial Partners, Inc., First Community Financial Bank and Patrick J. Roe (incorporated herein by reference to Exhibit 10.2 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013 (Registration No. 333-185044)).

10.3
Employment Agreement, dated as of March 12, 2013, between First Community Financial Partners, Inc., First Community Financial Bank and Glen L. Stiteley (incorporated herein by reference to Exhibit 10.3 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013 (Registration No. 333-185044)).

10.4
Employment Agreement, dated as of March 12, 2013, between First Community Financial Partners, Inc., First Community Financial Bank and Donn P. Domico (incorporated herein by reference to Exhibit 10.4 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013 (Registration No. 333-185044)).

10.5
Employment Agreement, dated as of March 12, 2013, between First Community Financial Partners, Inc., First Community Financial Bank and Steven Randich (incorporated herein by reference to Exhibit 10.5 to First Community Financial Partners, Inc.’s Form 8-K filed March 13, 2013 (Registration No. 333-185044)).

10.6
First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to First Community Financial Partners Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.7
First Community Financial Partners, Inc. First Amendment of the Amended and Restated 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.12 to First Community Financial Partners, Inc.’s Registration Statement on Form S-4 (Registration No. 333-185041)).

10.8
First Community Financial Partners, Inc. Second Amendment of the Amended and Restated 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to First Community Financial Partners, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Registration No. 001-37505)).

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

10.13
First Community Financial Partners, Inc. First Amendment of the 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.13 to First Community Financial Partners, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Registration No. 001-37505)).

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

10.17
Form of First Community Financial Partners, Inc. 2013 Equity Incentive Plan Employee Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.17 to First Community Financial Partners, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Registration No. 001-37505)).

10.18
Form of First Community Financial Bank Executive Pre-Retirement Split Dollar Agreement Adopted and Dated October 1, 2015 (incorporated herein by reference to Exhibit 10.18 to First Community Financial Partners, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Registration No. 001-37505)).

10.19
First Community Financial Partners, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 to First Community Financial Partners, Inc.’s Registration Statement on Form S-8 (Registration No. 333-211811)).

10.20
Form of First Community Financial Partners, Inc. 2016 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 4.5 to First Community Financial Partners, Inc.’s Registration Statement on Form S-8 (Registration No. 333-211811)).

10.21
Form of First Community Financial Partners, Inc. 2016 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 4.6 to First Community Financial Partners, Inc.’s Registration Statement on Form S-8 (Registration No. 333-211811)).

10.22
Form of First Community Financial Partners, Inc. 2016 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 4.7 to First Community Financial Partners, Inc.’s Registration Statement on Form S-8 (Registration No. 333-211811)).

10.23
Form of First Community Financial Partners, Inc. 2016 Equity Incentive Plan Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 4.8 to First Community Financial Partners, Inc.’s Registration Statement on Form S-8 (Registration No. 333-211811)).

10.24	First Amendment of Employment Agreement, dated as of December 18, 2014, between First Community Financial Partners, Inc., First Community Financial Bank and Roy C. Thygesen (filed herewith).
10.25	Second Amendment of Employment Agreement, dated as of January 1, 2016, between First Community Financial Partners, Inc., First Community Financial Bank and Roy C. Thygesen (filed herewith).
10.26	Third Amendment of Employment Agreement, dated as of December 17, 2016, between First Community Financial Partners, Inc., First Community Financial Bank and Roy C. Thygesen (filed herewith).
10.27	First Amendment of Employment Agreement, dated as of December 18, 2014, between First Community Financial Partners, Inc., First Community Financial Bank and Patrick J. Roe (filed herewith).
10.28	First Amendment of Employment Agreement, dated as of December 18, 2014, between First Community Financial Partners, Inc., First Community Financial Bank and Donn P. Domico (filed herewith).
10.29	Second Amendment of Employment Agreement, dated as of January 1, 2016, between First Community Financial Partners, Inc., First Community Financial Bank and Donn P. Domico (filed herewith).
10.30	First Amendment of Employment Agreement, dated as of December 18, 2014, between First Community Financial Partners, Inc., First Community Financial Bank and Steven Randich (filed herewith).
21.1	Subsidiaries of First Community Financial Partners, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 and ; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, December 31, 2015, and December 31, 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015, and December 31, 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.