Form 10-K/A
First Community Financial Partners, Inc.
filed 2017-04-13
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ______________________

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

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

There were issued and outstanding 17,774,886 shares of the Registrant’s common stock as of March 31, 2017.

EXPLANATORY NOTE
First Community Financial Partners, Inc. (the “Company”, “we” or “First Community”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2017. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days of December 31, 2016. This Form 10-K/A amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.
Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to include the currently dated certifications as exhibits.
No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-K/A

December 31, 2016

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

General

Generally, the board oversees our business and monitors the performance of our management and does not involve itself in our day-to-day operations, which are monitored by our executive officers and management. Our directors fulfill their duties and responsibilities by attending regular meetings of the board, which are held on a monthly basis, and through committee membership.

In 2016, a total of 12 regularly scheduled meetings were held by the board of directors of the Company. All incumbent directors attended at least 75 percent of the meetings of the board and the committees on which they served in 2016 except for Patricia Lambrecht. Although we do not have a formal policy regarding director attendance at the annual meeting, we encourage our directors to attend. Last year, all of our directors other than Vincent Jackson were present at the annual meeting.

Board of Directors

Name	Served as Company Director Since	Title
Class I Term Expires in 2019
George Barr (Age 62)	2006	Director and Chairman of the Board
Terrence O. D’Arcy (Age 61)	2006	Director
John J. Dollinger (Age 60)	2006	Director
Colleen Graham Dow (Age 48)	2016	Director
William L. Pommerening (Age 64)	2008	Director
Dennis G. Tonelli (Age 70)	2008	Director
Class II Term Expires in 2017
Peter Coules, Jr. (Age 55)	2013	Director
Rex D. Easton (Age 65)	2006	Director
Vincent E. Jackson (Age 54)	2013	Director
Patricia L. Lambrecht (Age 66)	2006	Director
Roy C. Thygesen (Age 59)	2013	Chief Executive Officer and Director
Scott A. Wehrli (Age 48)	2008	Director

Class III Term Will Expire in 2018
Stephen G. Morrissette (Age 55)	2006	Director
Daniel Para (Age 64)	2013	Director
Michael F. Pauritsch (Age 71)	2008	Director
Patrick J. Roe (Age 59)	2011	President, Chief Operating Officer and Director
Robert L. Sohol (Age 65)	2006	Director

The business experience of each of First Community’s directors for the past five years, as well as their qualifications to serve on the board, are as follows:

George Barr. Mr. Barr has been a director and the Chairman of the Board of Directors of First Community since 2006. He has also served as a director of First Community Financial Bank (the “Bank”) since 2013. From 2004 to 2013, he served as a director and the chairman of the board of directors of First Community Bank of Joliet (“FCB Joliet”), a wholly owned subsidiary of First Community prior to the consolidation of First Community’s four banking subsidiaries (the “Consolidation”). Mr. Barr also was a director of Burr Ridge Bank and Trust (“Burr Ridge”), of which First Community was a shareholder prior to the Consolidation, from 2009 to 2013. Since 1987, Mr. Barr has been an attorney at the law firm of George Barr & Associates, located in Joliet, Illinois. Since 1990, Mr. Barr has been the president and owner of The Barr Group, P.C., also located in Joliet, Illinois, a real estate management and development company. We believe that Mr. Barr’s significant legal and business experience provides much insight to the board of directors. Mr. Barr’s involvement with numerous local commercial, industrial, apartment, residential and entertainment real estate development projects provide him and the board of directors with a detailed knowledge of the real estate markets in the areas in which First Community and the Bank operate and provide loans. His in depth knowledge of First Community and the Bank also provides the board of directors of First Community with source of historical knowledge of our business.

Peter Coules, Jr. Mr. Coules has been a director of First Community since 2013. From 2008 to 2013, Mr. Coules served as a director and the vice-chairman of the board of directors of First Community Bank of Homer Glen & Lockport (“FCB Homer Glen”), of which First Community was a shareholder prior to the Consolidation. Since December 1994, Mr. Coules has been an attorney, officer and shareholder of Donatelli & Coules, Ltd., a law firm located in Hinsdale, Illinois. We believe that Mr. Coules’ experience with FCB Homer Glen while serving on its board of directors provides the board of directors of First Community with additional insight into our business’ banking market and operations. Additionally, we believe that the board of directors benefits from Mr. Coules’ legal experience in the areas of borrowing and bonding. Mr. Coules also has extensive ties to the local community, including serving as a trustee for the Village of Lemont, Illinois from 2002 through 2010.

Terrence O. D’Arcy. Mr. D’Arcy has been on the board of directors of First Community since 2006. From 2004 to 2013, he was on the board of directors of FCB Joliet, and from 2008 to 2013, he was on the board of directors of First Community Bank of Plainfield (“FCB Plainfield”), which is now known as First Community Financial Bank. Since 1991, Mr. D’Arcy has been the owner and operator of automobile dealerships located in Joliet, Illinois. He currently operates three dealerships which sell Buick, Cadillac, Chevy, GMC, and Hyundai vehicles and provide parts and services for customers. From 2000 through 2009, Mr. D’Arcy was a director of the Chicago Automobile Trade Association. We believe that Mr. D’Arcy’s involvement in the local community provides the board of directors with insights into the business markets in which First Community and the Bank operate, and that his business and leadership experience provides the board with keen judgment on issues relating to our local business community. The board also benefits from Mr. D’Arcy’s extensive historical knowledge of First Community and our banking market.

John J. Dollinger. Mr. Dollinger has been on the board of directors of First Community since 2006. From 2004 to 2013, he was on the board of directors of FCB Joliet. Since 1977, Mr. Dollinger has been a self-employed farmer in Channahon, Illinois. Mr. Dollinger also manages his family businesses. We believe that Mr. Dollinger’s knowledge of the local farming community and farm real estate matters, and his performance as a local businessman, provide the board of directors with insights into the local community and a knowledge base on local farming related matters.

Colleen Graham Dow. Ms. Dow has been on the board of directors of First Community since July 2016. Ms. Graham Dow was a director at the Bank from June 2014 until her resignation effective July 2016. From June 2012 through March 2013, Ms. Graham Dow served as a director of FCB Joliet. Since 2012, Mrs. Graham Dow has been the president of H.P. Graham Construction Company, a construction, real estate management and development company, for which she served as Vice-President from 1985 through 2012. Since 2013, Mrs. Graham Dow has also been the owner, President and Managing Member of MCGD, LLC, a real estate management and development company focused on commercial and light industrial properties. We believe Ms. Graham Dow’s position as a local business leader and her long time involvement with First Community provide First Community with insights into our local economy and businesses coupled with a deep understanding of our business.

Rex D. Easton. Mr. Easton has been on the board of directors of First Community since 2006. From 2004 to 2013, he served as a director of FCB Joliet. Mr. Easton also was a director of Burr Ridge from 2009 to 2013. Since 1994, Mr. Easton has been the majority owner Packard Transport, Inc. and Packard Transport Management, Inc., located in Channahon, Illinois, which provide equipment to transport machinery, building materials and other products nationwide. Mr. Easton also has experience serving on the board of directors of a community bank located in Channahon, Illinois during the 1980s to early 1990s, and working as a teller, auditor and installment loan officer in a community bank located in Joliet, Illinois during the late 1960s and 1970s. We believe that Mr. Easton’s experience as a businessman in our local communities and his extensive background in local community banking provide the board of directors with an important source of banking expertise.

Vincent E. Jackson. Mr. Jackson has been a director of First Community since 2013. Mr. Jackson also served as a director of Burr Ridge from 2009 to 2013. Since 1991, Mr. Jackson has been the president of Bo Jackson Enterprises, a celebrity endorsement and promotion company. Additionally, since 2007, Mr. Jackson has served as chief executive officer of Bo Jackson Elite Sports, which provides sports training facilities in the Chicago area. From 2001 to 2008, he was an officer of N’Genuity Enterprise, a food broker and supplier of protein products to commissaries worldwide. We believe that Mr. Jackson’s experience with Burr Ridge, gained while serving on its board of directors, provides the board of directors of First Community with additional insight into the Bank’s Burr Ridge banking market and operations. Additionally, we believe that the board of directors benefits from Mr. Jackson’s extensive business experience as an entrepreneur invested in the local community.

Patricia L. Lambrecht. Ms. Lambrecht has served on the board of directors of First Community since 2006. From 2004 to 2013, she served as a director of FCB Joliet. From 2008 to 2013, she also served as a director of FCB Homer Glen. Since 2003, Ms. Lambrecht has been on the board of directors of T. J. Lambrecht Construction, Inc., a heavy civil contractor headquartered in Joliet, Illinois with a special expertise in earthmoving, underground and project management. We believe Ms. Lambrecht’s position as a local business leader and her long time involvement with First Community provide First Community with insights into our local economy and businesses coupled with a deep understanding of our business.

Stephen G. Morrissette. Mr. Morrissette has served on the board of directors of First Community since 2006. From 2004 to 2013, he served as a director of FCB Joliet. He also served on the boards of directors of FCB Homer Glen serving from 2008 to 2013, FCB Plainfield from 2008 to 2013 and Burr Ridge serving from 2009 to 2013. From 2004 to 2009, Mr. Morrissette was the chief executive officer of each of First Community and FCB Joliet. Prior to that, he was a professor of finance at the University of St. Francis, located in Joliet, Illinois, from 1994 to 2004. In 2010, he returned to his professor of finance position at the University of St. Francis and became an adjunct professor of strategy at the University of Chicago’s Booth School of Business. He continues to serve in those capacities today. Additionally, in 2011, Mr. Morrissette became a managing director of Providence Advisors, a strategic planning and bank consulting business. We believe that Mr. Morrissette’s years of banking experience, which includes executive leadership positions and extensive consulting experience with local community banks, is a tremendous asset to the board. Moreover, Mr. Morrissette’s educational background, including a Ph.D. and MBA in finance and strategy, and his teaching experience, contribute to the board a deep knowledge of corporate finance.

Daniel Para. Mr. Para has been a director of First Community since 2013. From 2009 to 2013, he also served as a director of Burr Ridge. Until 2009, Mr. Para served as the chief executive officer of Concert Group Logistics, a company he founded in 2001 and sold to XPO Logistics, Inc. (NYSE: XPO, formerly Express-1 Expedited Solutions) in 2008. He served on the board of directors of this public company until 2012 where he also headed the mergers and acquisitions committee of the board. We believe that Mr. Para’s experience with public company acquisitions and his past board service contribute valuable skills to the First Community board. The board also benefits from his experience with growing existing companies and overseeing matters related to that growth.

Michael F. Pauritsch. Mr. Pauritsch has been on the board of directors of First Community since 2008. The board of directors has determined he is an “audit committee financial expert” within the meaning of SEC regulations. From 2009 to

2013, he also served as the chairman of the board of directors of Burr Ridge. Since 1976, Mr. Pauritsch has been a partner at Mulcahy, Pauritsch, Salvador & Co., Ltd, an accounting firm. Since 1999, Mr. Pauritsch has served on the business development committees of each of MPS Loria Financial Partners LLC, an investment firm, and Loria Financial Group, LLC, a broker/dealer. We believe that Mr. Pauritsch’s extensive accounting background, including many years of experience as a Certified Public Accountant for small and medium-sized businesses, provides the board of directors with valuable accounting and financial expertise. Moreover, Mr. Paurtisch provides the board with years of experience in the securities industry. Finally, Mr. Pauritsch’s service on the boards of First Community and Burr Ridge provides the board with significant historical knowledge.

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

Patrick J. Roe. Mr. Roe has served as a director of First Community since 2011. From 2011 to 2013, Mr. Roe served as First Community’s president and chief executive officer and, since 2013, has served as First Community’s president and chief operating officer. He has also served as the president and a director of the Bank since 2013. From 2010 to 2013, he has served as the president and chief executive officer, and as a director, of FCB Homer Glen, and from 2011 to 2013, served as a director of FCB Joliet. From February 2008 through March 2009, Mr. Roe served as senior vice president of Old Second National Bank, a community banking institution. From 1984 through 2008, he was employed by Heritage Bank, also a community banking institution. He served as president, chief operating officer and director of Heritage Bank from 1996 through 2008. Mr. Roe also served as the president, chief operating officer and a director of HeritageBanc, Inc., a bank holding company and parent of Heritage Bank. We believe that Mr. Roe’s extensive community banking experience, including prior to his work with First Community, where his responsibilities are substantially similar to the work performed for his prior employers, provides First Community and its board of directors with a wide array of expertise and vast experience in community banking. Mr. Roe’s significant qualifications in many facets of commercial banking, including with respect to lending, deposits, lending operations and accounting, also benefit First Community and the board of directors.

Robert L. Sohol. Mr. Sohol has served on the board of directors of First Community since 2006. From 2004 to 2013, he served as a director of FCB Joliet. From 2008 to 2013, Mr. Sohol also served on the board of director of FCB Plainfield, now known as First Community Financial Bank. Since 1983, Mr. Sohol has served as chief executive officer of two construction companies, RL Sohol Carpenter Contractor Inc. and RL Sohol General Contractor Inc. Since 1987, he has been a partner in Phase III, a real estate and development company, and since 1997, he has been the chief executive officer of American Built Systems Inc., a manufacturing company. We believe that Mr. Sohol’s extensive executive experience, including experience with being primarily responsible for the creation of financial statements and responding to tax audits, benefits the board. Additionally, Mr. Sohol’s longstanding service on the boards of directors of First Community and its banking affiliates provide the board with valuable institutional knowledge.

Roy C. Thygesen. Mr. Thygesen has been a director of First Community since 2013. Since 2013, he has also served as the chief executive officer of First Community, and the chief executive officer and a director of the Bank. From 2009 to 2013, Mr. Thygesen was the president and chief executive officer, and a director, of Burr Ridge. From 1993 to 2007, Mr. Thygesen served as regional president of a predecessor to BMO Harris Bank, a banking institution, as well as chief executive officer, president, and a director of several of that organization’s wholly owned community bank subsidiaries. Mr. Thygesen possesses a material amount of experience and knowledge in the community banking market in which First Community operates, and his responsibilities at his job prior to commencing work at Burr Ridge, and prior to his appointment to officer positions at First Community and the Bank, provide Mr. Thygesen with a substantial level expertise in the banking markets of First Community in the areas of banking business development, commercial lending, cash management and relationship management. We believe that Mr. Thygesen’s continuing expertise in community banking within our local markets, including his knowledge of and experience with Burr Ridge, benefits the board of directors of First Community.

Dennis G. Tonelli. Mr. Tonelli has served on the board of directors of First Community since 2008. From 2008 to 2013, he was a director and chairman of the board of FCB Homer Glen. From 1981 to 2011, Mr. Tonelli was a director and vice president of Ruettiger Tonelli & Assoc., a land survey and civil engineering firm that he co-founded. His experience also includes being a director of Three Rivers Manufacturers Association from 1985 to 1988, and a director of the Joliet Chamber of Commerce from 1995 to 2000. From 1997 to 2009, and from 2010 to 2015, Mr. Tonelli served as a trustee of Lewis University, located in Romeoville, Illinois. We believe that Mr. Tonelli’s experience being a local business owner, his deep knowledge of the local community and his service as a director of several diverse organizations, including First Community and FCB Homer Glen, provides the board with a unique viewpoint and skillset.

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

Executive Officers

In addition to Mr. Thygesen, our chief executive officer, and Mr. Roe, our president and chief operating officer, the following individual is an executive officer of First Community:

Glen L. Stiteley. Mr. Stiteley is the executive vice president and chief financial officer of First Community and the Bank. From 2005 to 2013, he served as the senior vice president and chief financial officer of First Community and FCB Joliet. Mr. Stiteley’s skills have assisted First Community as it has grown in size and operations since 2005. Prior to 2005, Mr. Stiteley was a practice leader for the Chicago-based community bank practice of McGladrey & Pullen, LLP (now known as RSM US LLP) and was with the firm from 1995 to 2005. His community bank clients ranged in size from de novo institutions to institutions with $5 billion in assets, including a number of SEC registrants.

Audit Committee

In 2016, the Company’s Audit Committee consisted of directors Pauritsch, Dollinger and Sohol, each of whom satisfies the independence requirements under the NASDAQ listing standards, Rule 10A-3(b)(1) of Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations of the Federal Deposit Insurance Corporation. The chairperson of the Audit Committee is Mr. Pauritsch, whom our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. The board based this decision on Mr. Pauritsch’s educational and professional experience. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at this determination, the board has examined each Audit Committee member’s scope of experience and the nature of their employment.

The functions performed by the Audit Committee include but are not limited to:

•	selecting the Company’s independent auditors and pre-approving engagements and fee arrangements;

•	reviewing the independence of the independent auditors;

•	overseeing the work of the Company’s independent auditors;

•	reviewing the integrity of the Company’s financial reporting processes, both internal and external; and

•	meeting with management, the internal auditors and the independent auditors to review the effectiveness of internal controls and internal audit procedures.

To promote independence of the audit function, the Audit Committee consults separately and jointly with the independent auditors, the internal auditors and management. The Audit Committee has adopted a written charter, which sets forth the duties and responsibilities of the Committee. The current charter of the Audit Committee is available on the Company’s website at http://investors.fcfp.com/govdocs. The Audit Committee met nine times during 2016.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting (our principal executive officer, principal financial officer, principal accounting officer and officers performing similar functions). The code of ethics is available on our website at investors.fcfp.com/govdocs. We also will furnish copies of the code of ethics to any person without charge, upon written request. Requests for copies should be made in writing to First Community Financial Partners, Inc., 2801 Black Road, Joliet, Illinois 60435, Attention: Glen Stiteley.

Process for Shareholder Nominations of Directors

There have been no material changes to these procedures since they were previously disclosed in the definitive proxy statement for our 2016 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that the directors, executive officers and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC and with the exchange on which the shares of common stock are traded. These persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and, if appropriate, representations made to us by any reporting person concerning whether a Form 5 was required to be filed for 2016, we are not aware of any failures to comply with the filing requirements of Section 16(a) during 2016 with the exception of the following: in March 2016, one report covering one transaction that occurred in 2016 was filed late by Mr. Coules.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

In 2016, the Company’s Compensation Committee consisted of directors Barr, Easton, Para and Wehrli, each of whom the board of directors has determined to be an “independent” director under the NASDAQ listing standards, an “outside” director as defined in Section 162(m) of the Internal Revenue Code of 1986 (the “Code”), and a “non-employee” director as defined in Section 16 of the Exchange Act. The chairperson of our Compensation Committee is Mr. Wehrli. None of these individuals was an officer or employee of First Community in 2016, and none of these individuals is a former officer or employee of First Community. In addition, during 2016, no executive officer of First Community served on the board of directors or compensation committee of any other corporation with respect to which any member of the Compensation Committee was engaged as an executive officer.

The Compensation Committee has overall responsibility for evaluating the compensation plans, policies and programs relating to the executive officers of the Company. The Compensation Committee relies on the input of management, particularly Mr. Thygesen, when carrying out its responsibilities in establishing executive compensation. Management provides the committee with evaluations as to employee performance, guidance on establishing performance targets and objectives and recommends salary levels and equity awards. The committee also consults with management on matters that are related to executive compensation and benefit plans where board or shareholder action is expected, including the adoption of new plans or the amendment of existing plans. No executive officer participates in any recommendation or decision regarding his or her own compensation.

The Company maintains a comprehensive compensation program. The compensation program is designed to attract and retain key employees, motivate the key employees to achieve superior performance and reward them for doing so. The overall design of the compensation program strives to balance short- and long-term performance goals, with the ultimate goal being the increase of stockholder value over the long term. With respect to the individuals named in the Summary Compensation Table, the compensation program includes the following: salary, annual cash incentive bonus, long-term incentive compensation (which is delivered primarily through equity awards) and other benefits and perquisites. The executive compensation program is administered by the Compensation Committee.

Our executive compensation program consists of several elements, each with an objective that fits into our overall compensation program. The following overview explains the structure and rationale of the elements of compensation used for 2016.

Base Salary

Cash salaries are intended to be competitive with the market, and take into account the individual’s experience, performance, responsibilities, and past and potential contribution to the Company. The salaries are intended to offer each executive security and to allow the Company to maintain a stable management team and environment. The Compensation Committee reviews the salaries of the named executive officers on an annual basis with any adjustments made effective January 1st. The Compensation Committee uses its own judgment when determining the positioning of each executive’s salary compared to the competitive marketplace. Examples of the determining factors include the executive’s level of responsibility, prior experience, length of time with the Company, breadth of knowledge and internal performance. There is no specific weighting of the above-mentioned items.

Annual Cash Incentive Bonus

Annual cash incentive bonuses are an important piece of total compensation for our named executive officers as a means to encourage and incentivize achievement of our short-term business goals and strategies by tying a meaningful portion of compensation to annual performance. The Compensation Committee believes the named executive officers should have a significant portion of their total compensation package at risk through an annual cash incentive program that is dependent on individual and Company performance. Specific and measurable goals for the executives were established by the Compensation Committee at the beginning of 2016 and were focused primarily on growth, profitability and loan portfolio quality.  To avoid encouraging excessive risk-taking and/or maximizing short-term results at the expense of long-term soundness, maximum bonus opportunities are capped.  Cash bonuses awarded to named executive officers were determined by the Compensation Committee in early 2017 following a qualitative and quantitative analysis of 2016 performance.  The quantitative metrics established by the Compensation Committee for both 2015 and 2016 included core deposit growth, return on average assets, efficiency ratio, ratio of nonperforming assets to total assets, and net loan growth.

Long-Term Stock Incentives

Equity compensation is the other key element of compensation for our named executive officers. We use our current equity incentive plans, which authorize various types of long-term incentive awards, to drive the creation of long-term value for our shareholders, attract and retain executives capable of effectively executing our business strategies and structure compensation to account for the time horizons of risks. Equity compensation supports the achievement of many of our key compensation objectives:

•	Tie pay to performance by linking compensation to shareholder value creation;

•	Align executives’ interests with those of our shareholders;

•	Attract executives, particularly those interested in building long-term value for our shareholders; and

•	Retain executives and reward continued service by providing for the forfeiture of rewards prior to satisfaction of multi-year vesting periods.

The quantitative metrics established by the Compensation Committee for long term incentives include growth in common book value per share, asset growth, return on average assets and the ratio of noninterest income to average assets.
Summary Compensation Table

The following table sets forth information regarding compensation in 2016 and 2015 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Roy C. Thygesen, Chief Executive Officer	2016	$355,000	$181,938	$27,075	$24,445	$588,458
	2015 (5)	$322,950	$145,650	$145,328	$55,734	669,662
Patrick J. Roe, President and Chief Operating Officer	2016	290,000	148,625	22,425	25,376	486,426
	2015 (5)	280,000	126,280	94,500	25,466	526,246
Glen L. Stiteley, Chief Financial Officer	2016	225,000	115,313	17,550	22,650	380,513
	2015 (5)	194,000	95,448	119,125	23,397	431,970

(1)
Amounts reflect base salary earned in the year, before any deferrals at the officer’s election and including salary increases effective during the year, if any. For 2017, salaries for Messrs. Thygesen, Roe and Stiteley will be $450,000, $340,000 and $245,000, respectively.

(2)	Amounts reflect discretionary annual bonuses earned by the officers. The 2016 and 2015 bonus amounts for all of our named executive officers were paid in cash.
(3)
The awards reflected in this column, other than the time-based restricted stock units granted to Mr. Stiteley, are performance-based restricted stock units. Each performance award vests based on achievement of performance metrics at designated “threshold,” “stretch” and “maximum” levels as determined on December 31, 2015, 2016 and 2017 for the performance awards granted in 2015 and December 31, 2016 and 2017 for the performance awards granted in 2016. The performance metrics include common book value, total assets, return on average assets and non-interest income/average assets. The amounts included above with respect to the performance awards reflect the grant date fair value of the awards based on the probable outcome of the performance metrics on the date of grant as computed in accordance with FASB ASC Topic 718. The probable outcome was assumed to be the “stretch” goal for each performance award. At “maximum” outcome, the grant date fair value of the performance awards would equal $36,100, $29,900 and $23,400 for Messrs. Thygesen, Roe and Stiteley, respectively for 2016 and $193,770, $126,000 and $85,500 Messrs. Thygesen, Roe and Stiteley, respectively for 2015. With respect to Mr. Stiteley, the 2015 amount also includes time-based restricted stock units granted on April 16, 2015, with a grant date fair value of $55,000, which vest equally on the first three anniversaries of the grant date. For a discussion of valuation assumptions, please see Note 12 to the Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2016.

(4)	All other compensation includes the following:

Name and Principal Position	Year	401(k) Match	Automobile Allowance	Personal Use Company-Owned Automobile	Split Dollar Life Insurance Policy	Total ($)
Roy C. Thygesen, Chief Executive Officer	2016	$15,900	$6,000	$2,069	$476	$24,445
Patrick J. Roe, President and Chief Operating Officer	2016	15,900	9,000	—	476	25,376
Glen L. Stiteley, Chief Financial Officer	2016	13,500	9,000	—	150	22,650

(5)
The amounts reflected in the “Stock Awards” and “Total” columns for 2015 have been revised as compared to the disclosure in our 2016 proxy statement to correctly state the grant date fair value of the performance-based restricted stock units.

Employment Agreements

Terms of Mr. Thygesen’s Employment Agreement
Mr. Thygesen is subject to an employment agreement with the Company and the Bank, which became effective March 12, 2013, and has subsequently been amended. Mr. Thygesen serves as the chief executive officer of the Company and the Bank under the employment agreement. The agreement had an initial term of one year, with automatic one-year renewal terms unless either party gives notice of non-renewal no later than 90 days prior to the expiration of the then current term. Mr. Thygesen is entitled to a minimum annual salary pursuant to the agreement (which is subject to annual review for increase), as well as annual performance bonuses, a monthly automobile allowance and participation in the Bank’s benefit plans.
Under the agreement, as amended, upon a termination of Mr. Thygesen’s employment by the employer without cause or by Mr. Thygesen for good reason, Mr. Thygesen will be entitled to severance payments equal to 200% of the sum of i) his annual base salary, plus ii) the average annual bonus for the last 3 completed fiscal years, payable in 24 equal semi-monthly installments following the date of termination (or in a lump sum if the termination occurs within six months before or two years following a change in control), as well as one year of continued medical coverage at the same rates offered to current employees. Further under the agreement, in the event of a termination of his employment due to his disability, Mr. Thygesen will be entitled to a lump sum payment equal to 100% of his annual base salary, as well as one year of continued medical coverage and disability and life insurance coverage at the same rates offered to current employees. In the event of his death, Mr. Thygesen’s beneficiaries will be entitled to a lump sum payment equal to 50% of his annual base salary, as well as one year of employer-paid medical coverage. All of the aforementioned severance benefits are contingent upon Mr. Thygesen’s (or his beneficiaries’) execution of a general release of claims. Mr. Thygesen’s agreement also provides that if any payments or benefits would be subject to an excise tax under Section 280G of the Internal Revenue Code, the payments or benefits may be reduced to the largest portion payable that would result in no such excise tax if that amount would result in a better net after-tax result to Mr. Thygesen than if there were no such reduction of payments or benefits. Mr. Thygesen will be subject to one-year non-solicit restrictive covenants of employees and customers following the termination of his employment.
Terms of Mr. Roe’s Employment Agreement
Mr. Roe is subject to an employment agreement with the Company and the Bank, which became effective March 12, 2013, and has subsequently been amended. Mr. Roe serves as the president and chief operating officer of the Company and the Bank under the employment agreement. The agreement had an initial term of one year, with automatic one-year renewal terms unless either party gives notice of non-renewal no later than 90 days prior to the expiration of the then current term. Mr. Roe is entitled to a minimum annual salary pursuant to the agreement (which is subject to annual review for increase), as well as annual performance bonuses, a monthly automobile allowance and participation in the Bank’s benefit plans.
Under the agreement, upon a termination of Mr. Roe’s employment by the employer without cause or by Mr. Roe for good reason, Mr. Roe will be entitled to severance payments equal to 100% of the sum of i) his annual base salary, plus ii) the average annual bonus for the last 3 completed fiscal years, payable in 24 equal semi-monthly installments following the date of termination (or in a lump sum if the termination occurs within six months before or two years following a change in control), as well as one year of continued medical coverage at the same rates offered to current employees. Further under the agreement, in the event of a termination of his employment due to his disability, Mr. Roe will be entitled to a lump sum payment equal to 100% of his annual base salary, as well as one year of continued medical coverage and disability and life insurance coverage at the same rates offered to current employees. In the event of his death, Mr. Roe’s beneficiaries will be entitled to a lump sum payment equal to 50% of his annual base salary, as well as one year of employer-paid medical coverage. All of the aforementioned severance benefits are contingent upon Mr. Roe’s (or his beneficiaries’) execution of a general release of claims. Mr. Roe’s agreement also provides that if any payments or benefits would be subject to an excise tax under Section 280G of the Internal Revenue Code, the payments or benefits may be reduced to the largest portion payable that would result in no such excise tax if that amount would result in a better net after-tax result to Mr. Roe than if there were no such reduction of payments or benefits. Mr. Roe will be subject to one-year non-solicit restrictive covenants of employees and customers following the termination of his employment.
Terms of Mr. Stiteley’s Employment Agreement
Mr. Stiteley is subject to an employment agreement with the Company and the Bank, which became effective on March 12, 2013. Mr. Stiteley serves as chief financial officer of the Company and the Bank under the employment agreement. The agreement had an initial term of one year, with automatic one-year renewal terms unless either party gives notice of non-renewal no later than 90 days prior to the expiration of the then current term. Mr. Stiteley is entitled to a minimum annual salary pursuant to the agreement (which is subject to annual review for increase), as well as annual performance bonuses and participation in the Bank’s benefit plans.
Under the agreement, upon a termination of Mr. Stiteley’s employment by the employer without cause or by Mr. Stiteley for good reason, Mr. Stiteley will be entitled to severance payments equal to 100% of the sum of i) his annual base salary, plus ii) the average annual bonus for the last 3 completed fiscal years, payable in 24 equal semi-monthly installments following the date of termination (or in a lump sum if the termination occurs within six months before or two years following a change in control), as well as one year of continued medical coverage at the same rates offered to current employees. Further under the agreement, in the event of a termination of his employment due to his disability, Mr. Stiteley will be entitled to a lump sum payment equal to 100% of his annual base salary, as well as one year of continued medical coverage and disability and life insurance coverage at the same rates offered to current employees. In the event of his death, Mr. Stiteley’s beneficiaries will be entitled to a lump sum payment equal to 50% of his annual base salary, as well as one year of employer-paid medical coverage. All of the aforementioned severance benefits are contingent upon Mr. Stiteley’s (or his beneficiaries’) execution of a general release of claims. Mr. Stiteley’s agreement also provides that if any payments or benefits would be subject to an excise tax under Section 280G of the Internal Revenue Code, the payments or benefits may be reduced to the largest portion payable that would result in no such excise tax if that amount would result in a better net after-tax result to Mr. Stiteley than if there were no such reduction of payments or benefits. Mr. Stiteley will be subject to one-year non-solicit restrictive covenants of employees and customers following the termination of his employment.

Split Dollar Life Insurance Plans

Effective October 1, 2015, we entered into split dollar life insurance agreements with our named executive officers. Under the terms of the agreements Messrs. Thygesen, Roe and Stiteley are entitled to a death benefit equal to the lower of the net at risk value of the policy, or $400,000, $400,000, and $300,000, respectively. The death benefit is payable upon the executive’s death on or prior to attainment of age 70 provided that at the time of death the executive was employed by the Bank, or had been previously terminated from the Bank due to disability, or had been previously terminated from the Bank for any reason other than for cause subsequent to a change in control.

Retirement Plans

All eligible employees, including our named executive officers, may participate in the First Community 401(k) Plan and are permitted to contribute up to the maximum percentage allowable not to exceed the limits of the Internal Revenue Code. First Community makes a matching contribution to the plan equal to 100% of each participant’s first 6% of compensation deferred.

Equity Compensation Plans

2008 Equity Incentive Plan.

The Company maintains the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan”), which assumed and incorporated all outstanding awards under previously adopted Company equity incentive plans. Our 2008 Equity Incentive Plan was amended and restated effective May 20, 2009, which amendment and restatement was approved by our shareholders. The 2008 Equity Incentive Plan allows for the granting of awards including stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and cash incentive awards. This plan was amended in December 2011, prior to our initial public offering, to increase the number of shares authorized for delivery by 1,000,000 shares. Our shareholders were not required nor requested to approve this amendment. As a result, under the 2008 Equity Incentive Plan, 2,430,000 shares of Company common stock have been reserved for the granting of awards, the first 1,430,000 of which are available for the grant of incentive stock options.
Under the 2008 Equity Incentive Plan, options are to be granted at the fair value of the stock at the date of the grant and generally vest at 33-1/3% as of the first anniversary of the grant date and an additional 33-1/3% as of each successive anniversary of the grant date. Options must be exercised within 10 years after the date of grant, unless otherwise provided by the board of directors.
2013 Equity Incentive Plan.

On August 15, 2013, the Company adopted the First Community Financial Partners, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”). The 2013 Equity Incentive Plan allows for the granting of awards including stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and cash incentive awards. This plan was amended in December 2014 to increase the number of shares authorized for delivery by 900,000 shares. As a result, under this plan, 1,000,000 shares of Company common stock have been reserved for the granting of awards. Our shareholders did not approve the 2013 Equity Incentive Plan or the amendment.
2016 Equity Incentive Plan.

On March 17, 2016, the Company adopted the First Community Financial Partners, Inc. 2013 Equity Incentive Plan (the “2016 Equity Incentive Plan”). Our 2016 Equity Incentive Plan was approved by our shareholders on May 19, 2016. The 2016 Equity Incentive Plan allows for the granting of awards including stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and cash incentive awards. Under this plan, 2,000,000 shares of Company common stock have been reserved for the granting of awards. As of December 31, 2016, 1,677,550 shares of Company common stock remain available for future issuance under the 2016 Equity Incentive Plan. Following approval of the 2016 Equity Incentive Plan by our shareholders, no additional awards may be granted under the 2008 Equity Incentive Plan or the 2013 Equity Incentive Plan.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table provides information for each of our named executive officers regarding outstanding stock options and unvested stock awards held by the officers as of December 31, 2016. Market values for outstanding stock awards are based on the price of First Community stock on December 31, 2016.

		Option Awards			Stock Awards
Name	Grant Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Roy C. Thygesen	2016						2,493	$29,168
	2015						12,421	145,326
Patrick J. Roe	2016						2,065	24,161
	2015						8,077	94,501
Glen L. Stiteley	2016						1,616	18,907
	2015				6,667 (2)	$78,004	5,481	64,128
	2014	7,200	6.25	6/19/2019
	2010	720	7.50	1/20/2020
	2009	720	9.25	1/21/2019
	2008	1,440	9.25	1/16/2018
	2007	5,760	7.50	7/1/2017
	2007	2,880	7.50	1/17/2017

(1)
Reflects grants of restricted stock units of First Community common stock. The market value of these awards is the number of units that have not vested as of December 31, 2016 multiplied by the December 31, 2016 price of First Community common stock of $11.70 per share.

(2)	Reflects 6,667 units granted April 16, 2015 which vest one-half on the second and third anniversaries of the date of grant.
(3)	Reflects performance-based restricted stock units at “maximum” performance which will vest on December 31, 2017 based on the achievement of performance metrics in the performance period.

Potential Payments upon Termination or Change in Control

Employment and Split Dollar Agreements

The terms of our employment and split dollar agreements with Messrs. Thygesen, Roe and Stiteley are described above. The agreements provide for potential payments to the officers upon termination of employment due to death, disability, involuntary termination by the Company, or termination by the executive for good reason.

2008 Equity Incentive Plan

Under the 2008 Equity Incentive Plan and the award agreements thereunder, any unvested restricted stock units will become fully earned and vested upon a change in control of First Community. Similarly, all options under such plan will become fully exercisable upon a change in control of First Community or upon a participant’s death or disability that occurs prior to a termination of service.

2013 Equity Incentive Plan and 2016 Equity Incentive Plan

Under the 2013 Equity Incentive Plan and the 2016 Equity Incentive Plan and the award agreements thereunder, all stock options and stock appreciation rights shall become fully exercisable, and all stock awards and cash incentive awards shall become fully earned and vested, immediately if 1) the plan and award agreements are not the obligation of the Company or a successor immediately following a change in control, or 2) the plan and award agreements are the obligation of the Company or a successor immediately following a change in control and executive is terminated by the Company without cause or resigns for good reason. Additionally, if the vesting of an outstanding award is conditioned upon the achievement of performance measures then such vesting shall be subject to the following: 1) if the performance measures of an award are less than 50% attained at the time of the change in control then such award shall become vested and exercisable on a fractional basis with the numerator equal to the percentage of attainment and the denominator equal to 50% upon the change of control, and 2) if the performance measures of an award are at least 50% attained at the time of the change in control then such award shall become fully vested and earned upon the change of control. In addition, all outstanding stock options become fully exercisable, and all restricted stock units become fully earned and vested if a participant incurs a termination of service due to death or disability.

DIRECTOR COMPENSATION

Our directors periodically receive equity compensation awards, including restricted stock units and stock options, at the discretion of the Compensation Committee. For 2016, the Company’s Compensation Committee awarded to each director 863 restricted stock units for service on the board through December 31, 2016, an additional 359 restricted stock units for service as chairperson of a committee, 90 restricted stock units for attendance of each board meeting in person, 45 restricted stock units for attendance of each board meeting by teleconference, 45 restricted stock units for attendance of each committee meeting in person, and 35 restricted stock units for attendance of each committee meeting by teleconference. In addition, other than Mr. Barr, who received 15,000 stock options for service as chairman, each director received 7,500 stock options for service on the board through December 31, 2016. Mr. Barr also received a $60,000 cash retainer for service as chairman in 2016.

The following table sets forth information regarding compensation in 2016 for each of those individuals who are our nonemployee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(3)	Total ($)
George Barr	60,000	43,426	143,999	247,425
Peter Coules, Jr.	0	20,583	72,000	92,583
Terrence O. D’Arcy	0	19,787	72,000	91,787
John J. Dollinger	0	22,140	72,000	94,140
Colleen Graham Dow		16,131	72,000	88,131
Rex D. Easton	0	12,764	72,000	84,764
Vincent E. Jackson	0	11,787	72,000	83,787
Patricia L. Lambrecht	0	10,158	72,000	82,158
Stephen G. Morrissette	0	19,063	72,000	91,063
Daniel Para	0	19,244	72,000	91,244
Michael F. Pauritsch	0	18,440	72,000	90,440
William L. Pommerening	0	14,248	72,000	86,248
Robert L. Sohol	0	19,599	72,000	91,599
Dennis G. Tonelli	0	13,669	72,000	85,669
Scott A. Wehrli	0	22,893	72,000	94,893

(1)
Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for the restricted stock units (RSUs) granted to each nonemployee director in 2016. Additional information about these values is included in Note 12 to First Community’s audited consolidated financial report as of and for the year ended December 31, 2016.

(2)	Amount reflects a one-time payment to Mr. Barr for $60,000.
(3)	The following nonemployee directors had the following stock options outstanding as of December 31, 2016:

Name	Options
George Barr	115,000
Peter Coules, Jr.	15,000
Terrence O. D’Arcy	53,500
John J. Dollinger	65,500
Colleen Graham Dow	15,000
Rex D. Easton	54,250
Vincent E. Jackson	15,000
Patricia L. Lambrecht	98,500
Stephen G. Morrissette	229,000
Daniel Para	15,000
Michael F. Pauritsch	15,000
William L. Pommerening	15,000
Robert L. Sohol	53,500
Dennis G. Tonelli	15,000
Scott A. Wehrli	15,000

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2017, by: (i) each of our named executive officers; (ii) each of our directors; and (ii) all of our directors and executive officers as a group. The information presented in the table is based upon information provided by such persons to the Company.
Beneficial ownership is determined according to the rules of the SEC and generally includes any shares over which a person possesses sole or shared voting or investment power as of March 31, 2017, as well as any shares that such person has the right to acquire on or before May 31, 2017 (60 days after March 31, 2017), through the exercise of options or other rights. Except as otherwise indicated, we believe that the beneficial owners of stock listed below have sole investment or voting power with respect to the shares described.
The applicable percentage ownership for each person listed below is based upon 17,774,886 shares of our common stock outstanding as of March 31, 2017. Shares of our common stock subject to options or other securities currently exercisable or exercisable on or before May 31, 2017, are deemed outstanding for the purpose of calculating the percentage ownership of the person holding those options or other securities, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person.
No shareholder known by us is the beneficial owner of more than five percent of the outstanding shares of our common stock.

Name of Beneficial Owner	Common Shares	Stock Options Exercisable	Warrants to Purchase Common Stock	Total	Percent of Outstanding Shares (19)
Named Executive Officers and Directors
George Barr (1)	645,821	60,000	—	705,821	3.61%
Peter Coules, Jr. (2)	281,040	7,500	—	288,540	1.48%
Terrence O. D’Arcy (3)	277,360	—	—	277,360	1.42%
John J. Dollinger (4)	211,172	42,000	—	253,172	1.30%
Colleen Graham Dow (5)	188,214	7,500	—	195,714	1.00%
Rex Easton (6)	281,642	46,750	—	328,392	1.68%
Vincent E. Jackson (7)	57,237	7,500	1,250	65,987	0.34%
Patricia L. Lambrecht (8)	584,583	—	—	584,583	2.99%
Stephen G. Morrissette (9)	219,631	176,500	—	396,131	2.03%
Daniel Para (10)	127,226	7,500	—	134,726	0.69%
Michael F. Pauritsch (11)	148,285	7,500	—	155,785	0.80%
William L. Pommerening (12)	98,691	7,500	—	106,191	0.54%
Patrick J. Roe (13)	195,814	—	—	195,814	1.00%
Robert L. Sohol (14)	513,192	46,000	4,500	563,692	2.89%
Glen L. Stiteley (15)	36,699	15,840	—	52,539	0.27%
Roy C. Thygesen (16)	169,167	—	4,500	173,667	0.89%
Dennis G. Tonelli (17)	90,927	7,500	—	98,427	0.50%
Scott A. Wehrli (18)	143,893	7,500		151,393	0.78%
All current executive officers and directors as a group (18 people)	4,270,594	447,090	10,250	4,727,934	24.21%

(1)
The above common stock of Mr. Barr includes 6,998 shares owned individually, 235,262 shares owned jointly with his spouse (195,262 of which are pledged for a loan at the Bank), 361,822 shares owned by Mr. Barr’s spouse for which he has shared voting power, and 22,039 shares owned by a profit sharing plan at his business, The Barr Group, 7,500 shares owned by a trust which Mr. Barr is the trustee, and 12,200 shares owned by Mr. Barr’s minor child.

(2)
The above common stock of Mr. Coules includes 26,373 shares held individually, 39,671 shares held by a profit sharing plan at his business, Donatelli & Coules, Ltd., and 214,996 shares held in trusts for the benefit of Ms. Lambrecht’s children, of which Mr. Coules is trustee and has sole voting and investment power.

(3)	The above common stock of Mr. D’Arcy includes 271,670 shares owned individually (205,635 of which) are pledged toward a loan at the Bank) and 5,690 shares owned jointly by Mr. D’Arcy and his spouse.
(4)
The above common stock of Mr. Dollinger includes 119,922 shares owned individually, 69,250 shares held in an individual retirement account for the benefit of Mr. Dollinger, and 22,000 shares held by a company of which Mr. Dollinger is deemed to have sole voting and investment power.

(5)
The above common stock of Ms. Dow includes 11,434 shares owned individually, 162,864 shares owned by a trust which Ms. Dow is trustee, 1,000 shares for which Ms. Dow is a custodian, and 12,916 shares for which Ms. Dow is a contingent custodian.

(6)
The above common stock of Mr. Easton includes 72,361 shares owned individually, 22,500 shares in Mr. Easton’s IRA, 183,681 shares owned by a company of which Mr. Easton is deemed to have sole voting and investment power, and 3,100 by an estate for which Mr. Easton is a trustee.

(7)	The above common stock of Mr. Jackson includes 57,237 shares owned individually.
(8)
The above common stock of Ms. Lambrecht includes 122,802 shares owned individually, 453,141 shares held by a trust for the benefit of Ms. Lambrecht and 8,640 shares of common stock which are held for the benefit of certain minor relatives of Ms. Lambrecht for which she has sole voting power.

(9)
The above common stock of Mr. Morrissette includes 34,104 shares owned individually, 164,906 shares held by his spouse for which he is deemed to have sole voting power, and 20,621 shares held in two individual retirement accounts for the benefit of Mr. Morrissette.

(10)
The above common stock of Mr. Para includes 6,622 shares owned individually, 57,343 shares owned jointly by Mr. Para and his wife, 10,536 shares owned in an individual retirement account for the benefit of Mr. Para, 14,050 by a trust for benefit of Mr. Para, and 14,050 shares owned by a trust which Mr. Para is trustee, and 24,625 shares owned by an investment partnership which Mr. Para has sole voting and investment power. 60,448 of the shares listed above are pledged for a loan at the Bank.

(11)
The above common stock of Mr. Pauritsch includes 5,952 shares owned indivudally, 65,940 shares held in individual retirement accounts for the benefit of Mr. Pauritsch and 76,393 shares held by a living trust for the benefit of Mr. Pauritsch.

(12)
The above common stock of Mr. Pommerening includes 51,249 shares owned individually, 6,950 shares held by Mr. Pommerening’s spouse, and 40,492 shares held by a partnership of which Mr. Pommerening is deemed to have sole voting and investment power.

(13)
The above common stock of Mr. Roe includes 168,324 shares held in a trust for the benefit of Mr. Roe of which he is trustee and 27,490 held in an individual retirement account for the benefit of Mr. Roe.

(14)
The above common stock of Mr. Sohol includes 482,392 shares held individually, 17,000 shares held in an individual retirement account for the benefit of Mr. Sohol, and 13,800 shares in custodial accounts for the benefit of certain minor grandchildren which Mr. Sohol has sole investment and voting power. The warrants disclosed above are in the name of Mr. Sohol’s spouse.

(15)
The above common stock of Mr. Stiteley includes 32,495 shares owned individually (21,000 are pledged toward a loan at the Bank), 314 shares held in an individual retirement account for the benefit of Mr. Stiteley and 1,340 shares held in Mr. Stiteley’s spouse’s IRA. The above also includes 2,400 shares from a grant of restricted stock units scheduled to vest on April 16, 2017.

(16)
The above common stock of Mr. Thygesen includes 127,532 shares owned in a trust for the benefit of Mr. Thygesen, 4,200 shares he is custodian under a uniform gift to minor account, and 37,435 shares held in an individual retirement account for the benefit of Mr. Thygesen.

(17)	The above common stock of Mr. Tonelli includes 6,805 shares owned individually by Mr. Tonelli and 84,122 shares owned by a living trust for the benefit of Mr. Tonelli.
(18)
The above common stock of Mr. Wehrli includes 24,993 shares held individually, 26,904 shares owned jointly by Mr. Wehrli and his mother which he is deemed to have sole voting power, and 92,086 shares owned by a company of which Mr. Wehrli is deemed to have sole voting and investment power.

(19)
Percentage is calculated on a partially diluted basis, assuming the exercise of all warrants and stock options which are exercisable within 60 days, and the vesting of restricted stock units that vest within 60 days, by such named executive officer or director.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Various First Community policies and procedures, which are generally in writing, questionnaires completed by all First Community directors and executive officers and regulatory compliance requirements (including Regulation O, which restricts loans by a bank to directors, executive officers, principal shareholders and their affiliates and requires approval by the board of directors of a bank for certain such loans), identify to First Community transactions or relationships that may constitute conflicts of interest or otherwise require disclosure under applicable SEC rules. Although First Community’s processes vary with the particular transaction or relationship, when such a transaction or relationship is identified, the board of directors of First Community or the Bank, or the appropriate committee of the board of directors, evaluates the transaction or relationship and approves or ratifies it (without the vote of any interested person) only if it is judged to be fair and in the best interests of First Community. In addition, it is the practice of the board of directors of First Community, although not part of a written policy, to review each of the transactions specifically disclosed as a related person transaction to the extent any such transaction has not previously been reviewed, applying the same standard. All of the transactions described below were considered and approved or ratified by the board of directors of First Community, or the appropriate committee of the board of directors.

Directors, executive officers, principal shareholders, members of their immediate families, and entities in which one or more of them have a material interest had extensions of credit from the Bank during 2016. All such extensions of credit were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons, and did not involve more than the normal risk of collectability or present other unfavorable features. In addition, directors, executive officers, principal shareholders, members of their immediate families and entities in which one or more of them have a material interest obtained during 2016, and may in the future be expected to obtain, depositary or other banking services, trust, custody or investment management services, individual retirement account services or insurance brokerage services from First Community and its subsidiaries, on terms no less favorable to First Community and its subsidiaries than those prevailing at the time for comparable transactions involving persons unrelated to First Community. The board of directors of the Bank approves all loans subject to Regulation O.

Director Independence

The board of directors has concluded that except for Messrs. Roe and Thygesen, who also serve as our executive officers, the members of the board of directors satisfy the independence requirements under the NASDAQ listing standards. Our board of directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has determined that Messrs. Barr, Coules, D’Arcy, Dollinger, Easton, Jackson, Morrissette, Para, Pauritsch, Pommerening, Sohol, Tonelli and Wehrli, Ms. Graham Dow and Ms. Lambrecht do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the NASDAQ listing standards. Accordingly, a majority of our directors are independent, as required under applicable NASDAQ listing standards. Pursuant to NASDAQ listing requirements, the Audit Committee, the Compensation Committee and the Nominations Committee are composed solely of independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Accountant Fees
     During the period covering the fiscal years ended December 31, 2016 and 2015, CliftonLarsonAllen LLP performed the following professional services:

	2016	2015
Audit Fees (1)	$232,830	$162,500
Audit-Related Fees	$—	$—
Tax Fees(2)	$16,065	$15,750
All Other Fees	$—	$—

(1)
Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and review and assistance with other SEC filings.

(2)	Tax Fees consist of fees for the preparation of federal and state tax returns, tax planning and tax advice.
Audit Committee Approval Policy
Among other things, the Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by any audit, tax consulting or general business consulting firm with the exception of minor non-audit services. All of the fees earned by CliftonLarsonAllen LLP described above were attributable to services pre-approved by the Audit Committee.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
First Community Financial Partners, Inc.
(registrant)

By:     /s/ Glen L. Stiteley
Glen L. Stiteley
Executive Vice President and Chief Financial Officer
Date: April 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 13, 2017 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title
/s/ Roy C. Thygesen Roy C. Thygesen	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Glen L. Stiteley Glen L. Stiteley	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Patrick Roe Patrick Roe	President, Chief Operating Officer and Director
/s/ George Barr George Barr	Chairman of the Board and Director
/s/ Peter Coules, Jr. Peter Coules, Jr.	Director
/s/ Terrence O. D’Arcy Terrence O. D’Arcy	Director
/s/ John J. Dollinger John J. Dollinger	Director
/s/ Rex D. Easton Rex D. Easton	Director
/s/ Colleen Graham Dow Colleen Graham Dow	Director
/s/ Vincent E. Jackson Vincent E. Jackson	Director
/s/ Patricia L. Lambrecht Patricia L. Lambrecht	Director
/s/ Stephen G. Morrissette Stephen G. Morrissette	Director
/s/ Daniel Para Daniel Para	Director
/s/ Michael F. Pauritsch Michael F. Pauritsch	Director
/s/ William L. Pommerening William L. Pommerening	Director
/s/ Robert L. Sohol Robert L. Sohol	Director
/s/ Dennis G. Tonelli Dennis G. Tonelli	Director
/s/ Scott A. Wehrli Scott A. Wehrli	Director

Exhibit Index

31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.4	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).