Form 10-Q
period 2017-03-31
First Community Financial Partners, Inc.
filed 2017-05-09
CIK 1469134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☒
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

There were outstanding 17,814,270 shares of the Registrant’s common stock as of May 1, 2017

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

FORM 10-Q

March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Balance Sheets
	March 31, 2017	December 31, 2016
Assets	(dollars in thousands, except per share data) (March 31, 2017 data is unaudited)
Cash and due from banks	$12,740	$16,225
Interest-bearing deposits in banks	13,494	8,548
Securities available for sale	200,758	202,198
Non-marketable equity securities	3,067	3,297
Mortgage loans held for sale	78	1,230
Loans held for sale	—	1,085
Loans and leases, net of allowance for loan losses of $11,951 in 2017; $11,684 in 2016	1,051,881	979,934
Premises and equipment, net	21,948	22,214
Foreclosed assets	915	725
Cash surrender value of life insurance	19,627	19,476
Deferred tax asset, net	5,653	6,613
Accrued interest receivable and other assets	6,608	6,665
Total assets	$1,336,769	$1,268,210

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$261,532	$247,856
Interest bearing	846,714	835,300
Total deposits	1,108,246	1,083,156
Other borrowed funds	89,298	51,153
Subordinated debt	15,300	15,300
Accrued interest payable and other liabilities	3,161	4,886
Total liabilities	1,216,005	1,154,495

Concentrations, Commitments and Contingencies (Note 10)

First Community Financial Partners, Inc. Shareholders’ Equity
Common stock, $1.00 par value; 60,000,000 shares authorized; 17,774,886 issued and outstanding at March 31, 2017 and 17,242,645 issued and outstanding at December 31, 2016	17,775	17,243
Additional paid-in capital	85,867	83,777
Retained earnings	17,313	13,907
Accumulated other comprehensive loss	(191)	(1,212)
Total shareholders' equity	120,764	113,715
Total liabilities and shareholders' equity	$1,336,769	$1,268,210

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three months ended March 31,
	2017	2016
Interest income:	(dollars in thousands, except per share data)(unaudited)
Loans, including fees	$11,032	$8,508
Securities	1,134	1,101
Federal funds sold and other	39	19
Total interest income	12,205	9,628
Interest expense:
Deposits	1,211	940
Federal funds purchased and other borrowed funds	69	93
Subordinated debentures	297	297
Total interest expense	1,577	1,330
Net interest income	10,628	8,298
Provision for loan losses	375	—
Net interest income after provision for loan losses	10,253	8,298
Noninterest income:
Service charges on deposit accounts	309	204
Mortgage fee income	116	78
Other	532	273
	957	555
Noninterest expenses:
Salaries and employee benefits	4,222	3,256
Occupancy and equipment expense	475	437
Data processing	420	257
Professional fees	734	392
Advertising and business development	210	215
Losses on sale and writedowns of foreclosed assets, net	—	16
Foreclosed assets expenses, net of rental income	19	53
Other expense	1,358	1,310
	7,438	5,936
Income before income taxes	3,772	2,917
Income taxes	366	889
Net income	$3,406	$2,028

Common share data
Basic earnings per common share	$0.19	$0.12
Diluted earnings per common share	0.19	0.12

Weighted average common shares outstanding for basic earnings per common share	17,533,867	17,125,928
Weighted average common shares outstanding for diluted earnings per common share	18,213,720	17,451,354

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2017	2016
	(in thousands)(unaudited)
Net income	$3,406	$2,028

Unrealized holding gains on investment securities	1,673	2,116
Tax effect of realized and unrealized gains and losses on investment securities	(652)	(824)
Other comprehensive income, net of tax	1,021	1,292

Comprehensive income	$4,427	$3,320

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Three months ended March 31, 2017 and 2016

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	(in thousands, except share data)(unaudited)
Balance, December 31, 2015	$17,027	$82,211	$2,800	$1,003	$103,041
Net income	—	—	2,028	—	2,028
Other comprehensive income, net of tax	—	—	—	1,292	1,292
Issuance of 129,573 shares of common stock for restricted stock awards and amortization	129	(143)	—	—	(14)
Issuance of 3,750 shares of common stock for exercise of warrants	4	4	—	—	8
Reclass of warrants upon redemption of preferred stock, net of amortization	16	83	—	—	99
Tax windfall benefit	—	88	—	—	88
Stock based compensation expense	—	248	—	—	248
Balance, March 31, 2016	$17,176	$82,491	$4,828	$2,295	$106,790

Balance, December 31, 2016	$17,243	$83,777	$13,907	$(1,212)	$113,715
Net income	—	—	3,406	—	3,406
Other comprehensive income, net of tax	—	—	—	1,021	1,021
Issuance of 123,801 shares of common stock for restricted stock awards and amortization	124	(233)	—	—	(109)
Issuance of 69,539 shares of common stock for exercise of warrants	69	1,823	—	—	1,892
Issuance of 338,901 shares of common stock for exercise of stock options	339	172	—	—	511
Stock based compensation expense	—	328	—	—	328
Balance, March 31, 2017	$17,775	$85,867	$17,313	$(191)	$120,764

See Notes to Unaudited Consolidated Financial Statements.

First Community Financial Partners, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Three months ended March 31,
	2017	2016
	(in thousands)(unaudited)
Cash Flows From Operating Activities
Net income	$3,406	$2,028
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	553	539
Provision for loan losses	375	—
Losses on sales of foreclosed assets	—	16
Net accretion of deferred loan fees	27	87
Depreciation and amortization of premises and equipment	297	336
Increase in cash surrender value of life insurance	(151)	(142)
Amortization of core deposit intangible	51	—
Deferred income taxes	308	793
Decrease in mortgage loans held for sale	1,152	267
Net decrease in loans held for sale	1,085	—
Increase (decrease) in accrued interest receivable and other assets	6	(220)
Increase (decrease) increase in accrued interest payable and other liabilities	569	(269)
Restricted stock compensation expense	221	203
Stock option compensation expense	107	45
Net cash provided by operating activities	8,006	3,683
Cash Flows From Investing Activities
Net change in interest bearing deposits in banks	(4,946)	(23,152)
Activity in available for sale securities:
Purchases	(780)	—
Maturities, prepayments and calls	3,340	—
Sales	—	3,307
Purchases of non-marketable equity securities	230	—
Net increase in loans	(72,539)	(2,447)
Purchases of premises and equipment	(31)	(109)
Proceeds from sale of foreclosed assets	—	240
Net cash used in investing activities	(74,726)	(22,161)
Cash Flows From Financing Activities
Net increase in deposits	25,090	12,989
Net increase in other borrowings	38,145	3,922
Net cash provided by financing activities	63,235	16,911
Net change in cash and due from banks	(3,485)	(1,567)
Cash and due from banks:
Beginning	16,225	10,699
Ending	$12,740	$9,132

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,738	$1,507
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	190	—

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Basis of Presentation

These are the unaudited consolidated financial statements of First Community Financial Partners, Inc. (“we,” “us,” “our,” the “Company” or “First Community”) and its subsidiaries, including its wholly owned bank subsidiary, First Community Financial Bank (the “Bank”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry practice.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.

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

New Accounting Pronouncements

In February 2016, the Federal Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike U.S. GAAP, which requires that only capital leases be recognized on the balance sheet, the ASU requires that both types of leases by recognized on the balance sheet. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Among other items, the ASU requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The effect of the adoption of this guidance is being evaluated by the Company.

In March 2016, the FASB issued ASU No. 2016-09, which changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. The standard is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 during the three months ended March 31, 2017. As a result of the adoption, the Company recognized a $936,000 tax benefit in the Consolidated Statements of Operations for the three months ended March 31, 2017. The impact of the income tax benefit related to ASU No. 2016-09 is treated as a discrete item in the calculation of the year-to-date income tax expense.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forwardlooking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

Note 2.	Plan of Merger

On February 6, 2017, First Community entered into an Agreement and Plan of Merger with First Busey Corporation (“First Busey”), pursuant to which First Community will merge into First Busey, with First Busey as the surviving corporation (the “Merger”). It is anticipated that the Bank will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the Merger. At the time of the bank merger, the Bank’s banking offices will become branches of Busey Bank. The Merger is anticipated to be completed in mid-2017, and is subject to the satisfaction of customary closing conditions contained in the Agreement and Plan of Merger, including the approval of the appropriate regulatory authorities and the stockholders of First Community. First Busey has received approval of the Merger from the Board of Governors of the Federal Reserve System (the “Federal Reserve”), contingent on First Busey receiving all other regulatory approvals, including approval from the bank regulators of the bank merger. First Community’s special meeting of stockholders to approve the Merger is scheduled for June 7, 2017. More information about the Merger can be found in First Community’s proxy statement for the special meeting filed with the SEC on May 1, 2017, which will be sent to stockholders of First Community.

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

	Three months ended March 31,
	2017	2016

Net income	$3,406	$2,028

Weighted average shares outstanding for basic earnings per common share	17,533,867	17,125,928
Dilutive effect of stock-based compensation and warrants	679,853	325,426
Weighted average shares outstanding for diluted earnings per common share	18,213,720	17,451,354

Basic income per common share	$0.19	$0.12
Diluted income per common share	0.19	0.12

Note 4.	Securities Available for Sale
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

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations	$61,206	$116	$400	$60,922
Residential mortgage backed securities	32,751	73	413	32,411
State and political subdivisions	107,115	1,018	708	107,425
	$201,072	$1,207	$1,521	$200,758
December 31, 2016
Residential collateralized mortgage obligations	$62,081	$45	$709	$61,417
Residential mortgage backed securities	33,701	97	557	33,241
State and political subdivisions	108,403	515	1,378	107,540
	$204,185	$657	$2,644	$202,198

Securities with a fair value of $115.3 million and $121.1 million were pledged as collateral on public funds, securities sold under agreements to repurchase or for other purposes as required or permitted by law as of March 31, 2017 and December 31, 2016, respectively.

The amortized cost and fair value of debt securities available for sale as of March 31, 2017, by contractual maturity are shown below (in thousands). Maturities may differ from contractual maturities in residential collateralized mortgage obligations and residential mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized	Fair
	Cost	Value
Within 1 year	$4,060	$4,082
Over 1 year through 5 years	33,166	33,290
Over 5 years through 10 years	25,012	25,097
Over 10 years	44,877	44,956
Residential collateralized mortgage obligations and mortgage backed securities	93,957	93,333
	$201,072	$200,758

There were no realized gains on the sales of securities during the three months ended March 31, 2017 and 2016, respectively.

There were $89.2 million and $140.9 million in securities with unrealized losses at March 31, 2017 and December 31, 2016, respectively, and no securities with unrealized losses which management believed were other-than-temporarily impaired. Unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential collateralized mortgage obligations	$33,242	$400	$—	$—	$33,242	$400
Residential mortgage backed securities	19,230	413	—	—	19,230	413
State and political subdivisions	36,683	708	—	—	36,683	708
	$89,155	$1,521	$—	$—	$89,155	$1,521

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential collateralized mortgage obligations	$52,811	$709	$—	$—	$52,811	$709
Residential mortgage backed securities	16,217	557	—	—	16,217	557
State and political subdivisions	71,904	1,378	—	—	71,904	1,378
	$140,932	$2,644	$—	$—	$140,932	$2,644

Note 5.	Loans and Leases

A summary of the balances of loans follows (in thousands):

	March 31, 2017	December 31, 2016
Construction and Land Development	$51,085	$47,338
Farmland and Agricultural Production	11,892	12,628
Residential 1-4 Family	181,426	175,978
Multifamily	36,040	36,703
Commercial Real Estate	474,035	425,985
Commercial and Industrial	296,309	281,804
Leases, net	3,381	3,290
Consumer and other	9,852	7,967
	1,064,020	991,693
Net deferred loan fees	(188)	(75)
Allowance for loan losses	(11,951)	(11,684)
	$1,051,881	$979,934

The following table presents the contractual aging of the recorded investment in past due and non-accrual loans by class of loans as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$51,085	$—	$—	$—	$51,085	$—	$51,085
Farmland and Agricultural Production	11,892	—	—	—	11,892	—	11,892
Residential 1-4 Family	180,756	16	—	—	180,772	654	181,426
Multifamily	36,040	—	—	—	36,040	—	36,040
Commercial Real Estate
Retail	100,650	—	—	—	100,650	3,316	103,966
Office	63,101	—	—	—	63,101	183	63,284
Industrial and Warehouse	81,355	—	—	—	81,355	—	81,355
Health Care	29,322	—	—	—	29,322	—	29,322
Other	191,066	4,411	—	—	195,477	631	196,108
Commercial and Industrial	295,298	349	5	—	295,652	657	296,309
Leases, net	3,381	—	—	—	3,381	—	3,381
Consumer and other	9,783	69	—	—	9,852	—	9,852
Total	$1,053,729	$4,845	$5	$—	$1,058,579	$5,441	$1,064,020

December 31, 2016	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due and Still Accruing	Total Accruing Loans	Non-accrual Loans	Total Loans
Construction and Land Development	$47,338	$—	$—	$—	$47,338	$—	$47,338
Farmland and Agricultural Production	12,628	—	—	—	12,628	—	12,628
Residential 1-4 Family	175,178	27	—	—	175,205	773	175,978
Multifamily	36,703	—	—	—	36,703	—	36,703
Commercial Real Estate
Retail	89,525	—	—	—	89,525	3,525	93,050
Office	62,876	—	—	—	62,876	—	62,876
Industrial and Warehouse	75,351	—	—	—	75,351	—	75,351
Health Care	30,232	—	—	—	30,232	—	30,232
Other	163,732	92	584	—	164,408	68	164,476
Commercial and Industrial	280,282	32	—	—	280,314	1,490	281,804
Leases, net	3,290	—	—	—	3,290	—	3,290
Consumer and other	7,957	10	—	—	7,967	—	7,967
Total	$985,092	$161	$584	$—	$985,837	$5,856	$991,693

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

Loss - An asset, or portion thereof, classified as loss, or risk rated 9, is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value but that it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may occur in the future. There was no balance to report at March 31, 2017 and December 31, 2016.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$50,888	$197	$—	$—	$51,085
Farmland and Agricultural Production	11,892	—	—	—	11,892
Multifamily	35,400	640	—	—	36,040
Commercial Real Estate
Retail	92,998	—	9,142	1,826	103,966
Office	59,826	—	3,458	—	63,284
Industrial and Warehouse	80,685	670	—	—	81,355
Health Care	29,322	—	—	—	29,322
Other	188,006	2,699	5,397	6	196,108
Commercial and Industrial	285,409	6,480	3,836	584	296,309
Leases, net	3,381	—	—	—	3,381
Total	$837,807	$10,686	$21,833	$2,416	$872,742

March 31, 2017	Performing	Non-performing(*)	Total
Residential 1-4 Family	$180,772	$654	$181,426
Consumer and other	9,852	—	9,852
Total	$190,624	$654	$191,278

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$44,862	$2,476	$—	$—	$47,338
Farmland and Agricultural Production	12,628	—	—	—	12,628
Multifamily	35,934	769	—	—	36,703
Commercial Real Estate
Retail	81,821	—	9,148	2,081	93,050
Office	59,384	—	3,492	—	62,876
Industrial and Warehouse	74,669	682	—	—	75,351
Health Care	30,232	—	—	—	30,232
Other	157,618	2,898	3,953	7	164,476
Commercial and Industrial	274,578	2,321	3,503	1,402	281,804
Lease, net	3,290	—	—	—	3,290
Total	$775,016	$9,146	$20,096	$3,490	$807,748

December 31, 2016	Performing	Non-performing*	Total
Residential 1-4 Family	$175,205	$773	$175,978
Consumer and other	7,967	—	7,967
Total	$183,172	$773	$183,945

(*) Non-performing loans include those on non-accrual status and those that are 90 days or more past due and still on accrual.

The following table provides additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2017 and 2016 (in thousands):

March 31, 2017	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Leases	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,549	$43	$948	$254	$4,496	$4,343	$17	$34	$11,684
Provision for loan losses	(1,265)	7	126	157	1,118	221	1	10	375
Loans charged-off	—	—	(26)	—	(177)	—	—	(3)	(206)
Recoveries of loans previously charged-off	20	—	5	—	6	66	—	1	98
Ending balance	$304	$50	$1,053	$411	$5,443	$4,630	$18	$42	$11,951

March 31, 2016
Allowance for loan losses:
Beginning balance	$813	$43	$1,370	$141	$4,892	$4,286	$—	$196	$11,741
Provision for loan losses	(449)	(6)	(126)	(15)	(376)	1,054	—	(82)	—
Loans charged-off	—	—	(9)	—	—	(496)	—	(1)	(506)
Recoveries of loans previously charged-off	17	—	27	—	8	48	—	—	100
Ending balance	$381	$37	$1,262	$126	$4,524	$4,892	$—	$113	$11,335

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Construction and Land Development	Farmland and Agricultural Production	Residential 1-4 Family	Multifamily	Commercial Real Estate	Commercial and Industrial	Leases	Consumer and other	Total
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$29	$—	$—	$38	$—	$—	$67
Collectively evaluated for impairment	304	50	1,024	411	5,443	4,592	18	42	11,884
Ending balance	$304	$50	$1,053	$411	$5,443	$4,630	$18	$42	$11,951
Loans:
Individually evaluated for impairment	$—	$—	$1,161	$—	$7,788	$2,973	$—	$—	$11,922
Collectively evaluated for impairment	51,085	11,892	180,265	36,040	466,247	293,336	3,381	9,852	1,052,098
Ending balance	$51,085	$11,892	$181,426	$36,040	$474,035	$296,309	$3,381	$9,852	$1,064,020

December 31, 2016
Period-ended amount allocated to:
Individually evaluated for impairment	$—	$—	$27	$—	$—	$417	$—	$—	$444
Collectively evaluated for impairment	1,549	43	921	254	4,496	3,926	17	34	11,240
Ending balance	$1,549	$43	$948	$254	$4,496	$4,343	$17	$34	$11,684
Loans:
Individually evaluated for impairment	$—	$—	$1,285	$—	$7,267	$3,912	$—	$—	$12,464
Collectively evaluated for impairment	47,338	12,628	174,693	36,703	418,718	277,892	3,290	7,967	979,229
Ending balance	$47,338	$12,628	$175,978	$36,703	$425,985	$281,804	$3,290	$7,967	$991,693

The following tables present additional detail regarding impaired loans, segregated by class, as of and for the three months ended March 31, 2017 and the year ended December 31, 2016 (dollars in thousands). The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported after the loan became impaired.

March 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential 1-4 Family	$743	$704	$—	$766	$1
Commercial Real Estate
Retail	3,963	3,316	—	3,420	—
Office	183	183	—	92	—
Other	4,354	4,289	—	4,016	26
Commercial and Industrial	3,364	2,935	—	2,995	32
With an allowance recorded:
Residential 1-4 Family	457	457	29	458	5
Commercial and Industrial	38	38	38	448	—
Total	$13,102	$11,922	$67	$12,195	$64

December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and Land Development	$—	$—	$—	$217	$—
Residential 1-4 Family	865	826	—	1,278	61
Commercial Real Estate
Retail	3,995	3,524	—	1,362	—
Other	3,808	3,743	—	3,808	127
Commercial and Industrial	4,504	3,054	—	3,532	130
With an allowance recorded:
Residential 1-4 Family	459	459	27	463	23
Commercial Real Estate
Commercial and Industrial	1,058	858	417	1,319	—
Total	$14,689	$12,464	$444	$11,979	$341

During the three months ended March 31, 2017 and 2016, there were no troubled debt restructurings added.

Troubled debt restructurings that were accruing were $2.2 million as of March 31, 2017 and December 31, 2016. Troubled debt restructurings that were non-accruing were $1.9 million and $2.2 million as of March 31, 2017 and December 31, 2016, respectively.

The following presents a rollfoward activity of troubled debt restructurings (in thousands, except number of loans):

	Three months ended March 31,
	2017
	Recorded Investment	Number of Loans
Balance, beginning	$4,377	7
Additions to troubled debt restructurings	—	—
Removal of troubled debt restructurings	—	—
Charge-off related to troubled debt restructurings	(119)	—
Transfers to other real estate owned	—	—
Repayments and other reductions	(154)	—
Balance, ending	$4,104	7

Restructured loans are evaluated for impairment at each reporting date as part of the Company’s determination of the allowance for loan losses.

Note 6.	Deposits

The composition of interest-bearing deposits was as follows (in thousands):

	March 31, 2017	December 31, 2016
NOW and money market accounts	$459,695	$443,727
Savings	69,295	64,695
Time deposit certificates of $250,000 or more	82,169	96,421
Time deposit certificates of $100,000 to $250,000	130,491	125,807
Other time deposit certificates	105,064	104,650
	$846,714	$835,300

The composition of brokered deposits included in deposits was as follows (in thousands):

	March 31, 2017	December 31, 2016
NOW and money market accounts	$65,048	$54,971
Time deposit certificates	31,720	41,169
	$96,768	$96,140

Note 7.	Other Borrowed Funds

The composition of other borrowed funds was as follows (in thousands):

	March 31, 2017	December 31, 2016
Securities sold under agreements to repurchase	$22,298	$24,153
Federal Home Loan Bank Advances
Maturity dates, fixed interest rate
Matures January 20, 2017, 0.70%	—	17,000
Matures January 23, 2017, 0.70%	—	10,000
Matures April 3, 2017, 0.75%	12,000	—
Matures April 17, 2017, 0.72%	10,000	—
Matures April 27, 2017, 0.95%	5,500	—
Matures May 11, 2017, 0.96%	3,000	—
Matures May 24, 2017, 0.72%	5,000	—
Matures May 30, 2017, 0.95%	10,500	—
Matures June 7, 2017, 0.96%	15,200	—
Matures June 23, 2017, 0.97%	5,800	—
Total Federal Home Loan Bank Advances	67,000	27,000
	$89,298	$51,153

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

A collateral pledge agreement exists whereby at all times, the Bank must keep on hand, free of all other pledges, liens, and encumbrances, commercial real estate loans, first mortgage loans, and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank of Chicago (“FHLB”).  The Bank had $420.2 million and $409.4 million of loans pledged as collateral for FHLB advances as of March 31, 2017 and December 31, 2016, respectively. There were $67.0 million and $27.0 million in advances outstanding at March 31, 2017 and December 31, 2016, respectively. All FHLB borrowings which have matured were repaid on their maturity dates.

The Bank has entered into collateral pledge agreements whereby the Bank pledges commercial, commercial real estate, agricultural and consumer loans to the Federal Reserve Bank of Chicago Discount Window which allows the Bank to borrow on a short term basis, typically overnight.  The Bank had $212.6 million and $203.7 million of loans pledged as collateral under these agreements as of March 31, 2017 and December 31, 2016, respectively. There were no borrowings outstanding at March 31, 2017 and December 31, 2016.

Note 8.	Income Taxes

Income tax expense recognized is as follows (in thousands):

	Three months ended March 31,
	2017	2016
Current	$58	$96
Deferred	308	793
	$366	$889

The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	Three months ended March 31,
	2017	2016
Federal income tax at statutory rate	$1,320	$1,021
Increase (decrease) due to:
Federal tax exempt	(215)	(189)
State income tax, net of federal benefit	193	149
Benefit of income taxed at lower rate	(38)	(29)
Tax exempt income	(2)	(6)
Cash surrender value of life insurance	(51)	(48)
Excess tax benefit - stock based compensation	(936)	—
Other	95	(9)
	$366	$889

Deferred tax assets and liabilities consist of (in thousands):

	March 31, 2017	December 31, 2016
Deferred tax assets:
Allowance for loan losses	$4,675	$4,570
Merger expenses	178	182
Organization expenses	190	198
Net operating losses	5	5
Contribution carryforward	5	5
Restricted stock	122	362
Non-qualified stock options	525	726
Foreclosed assets	282	282
Other	990	945
	6,972	7,275
Deferred tax liabilities:
Depreciation	(1,156)	(1,140)
Core deposit intangible	(286)	(297)
Unrealized gains on securities available for sale	123	775
	(1,319)	(662)
Net deferred tax asset	$5,653	$6,613

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. As of March 31, 2017, the Company did not have a valuation allowance against the net deferred tax assets.

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

The following table summarizes data concerning stock options (aggregate intrinsic value in thousands):

	Three months ended,			Year ended,
	March 31, 2017			December 31, 2016
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,796,934	$7.28	$7,942	1,305,504	$6.69	$1,308
Granted	217,500	11.70	250	539,950	8.68	1,629
Exercised	(355,755)	6.71	2,159	(48,520)	7.12	222
Canceled	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Forfeited	(1,500)	10.35	—	—	—	—

Outstanding at end of period	1,657,179	$7.98	$7,992	1,796,934	$7.28	$7,942

Exercisable at end of period	1,027,679	$7.05	$7,063	1,238,434	$7.05	$5,764

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax amount by which the current market value of the underlying stock exceeds the price of the option that would have been received by the option holders had all option holders exercised their options on March 31, 2017. There was $8.0 million and $7.9 million in intrinsic value of the stock options outstanding at March 31, 2017 and December 31, 2016. The intrinsic value will change when the market value of the Company’s stock changes. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized $107,000 and $45,000, respectively, of compensation expense related to the stock options for the three months ended March 31, 2017 and 2016. At March 31, 2017, there was $820,000 in compensation expense to be recognized related to outstanding stock options.

Information pertaining to options outstanding at March 31, 2017 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Number Exercisable
$5.00	229,376	2.29	229,376
$5.20	197,500	7.76	125,000
$5.53	6,000	3.09	6,000
$6.25	25,000	3.53	25,000
$7.24	207,500	8.76	62,500
$7.50	300,300	0.37	300,300
$8.00	4,000	2.46	4,000
$8.58	46,839	9.26	46,839
$9.25	228,664	1.14	228,664
$10.35	194,500	9.63	—
$11.70	217,500	9.76	—
	1,657,179		1,027,679

217,500 of options vested during the three months ended March 31, 2017.

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

In January 2015 and 2017, restricted stock units were issued to directors and participants of a long term incentive plan, with certain performance conditions for a minimum of 52,301 shares, and up to a maximum of 131,948 shares. These performance conditions were expected to be met by the end of 2017 and the expense related to these awards was recognized over the year.

The Company recognized compensation expense of $221,000 and $203,000, respectively, for the three months ended March 31, 2017 and 2016, related to the restricted stock units. Total unrecognized compensation expense related to restricted stock grants was approximately $700,000 as of March 31, 2017.

The following is a summary of nonvested restricted stock units:

March 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, at beginning of year	13,334	$5.50
Granted	—	—
Vested	—	—
Canceled	—	—
Forfeited	—	—
Nonvested shares, end of period	13,334	$5.50

Note 10.	Concentrations, Commitments and Contingencies

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

A summary of the Company’s commitments is as follows (in thousands):

	March 31, 2017	December 31, 2016
Commitments to extend credit	$301,169	$262,408
Standby letters of credit	11,556	12,164
Performance letters of credit	2,253	2,253
	$314,978	$276,825

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

As of March 31, 2017, the Bank was well capitalized under the regulatory framework for prompt corrective action. Currently, to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity tier 1 capital, and Tier 1 leverage ratios as set forth in the following table. Bank regulators can modify capital requirements as part of their examination process.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital.  A number of instruments that generally qualified as Tier 1 capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented.  The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Company made this one time election in the first quarter of 2015.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  The Company and Bank became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management believes, as of March 31, 2017 and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they were subject.

					As of March 31, 2017
	March 31, 2017		December 31, 2016		For Capital Adequacy Purposes With Capital Conservation buffer		Regulatory Minimum To Be Well Capitalized under Prompt Corrective Action Provisions
	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount
Bank capital ratios:
Total capital to risk-weighted assets	12.21%	140,967	12.77%	138,772	9.25%	106,815	10.00%	115,476
Tier 1 capital to risk weighted assets	11.17%	129,016	11.69%	127,088	7.25%	83,720	8.00%	92,381
Tier 1 common equity to risk-weighted assets	11.17%	129,016	11.69%	127,088	5.75%	66,399	6.50%	75,060
Tier 1 leverage to average assets	10.00%	129,016	10.10%	127,088	4.00%	51,582	5.00%	64,478
Company capital ratios:
Total capital to risk-weighted assets	12.68%	146,738	12.99%	141,451	9.25%	94,821	N/A	N/A
Tier 1 capital to risk weighted assets	10.33%	119,487	10.51%	98,276	7.25%	74,319	N/A	N/A
Tier 1 common equity to risk-weighted assets	10.33%	119,487	10.51%	98,276	5.75%	58,943	N/A	N/A
Tier 1 leverage to average assets	9.26%	119,487	9.10%	98,276	4.00%	48,593	N/A	N/A

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

March 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available for Sale:
Residential collateralized mortgage obligations	$60,922	$—	$60,922	$—
Residential mortgage backed securities	32,411	—	32,411	—
State and political subdivisions	107,425	—	105,923	1,502
Derivative financial instruments	143	—	143	—
Financial Liabilities
Derivative financial instruments	143	—	143	—

December 31, 2016
Financial Assets
Securities Available for Sale:
Residential collateralized mortgage obligations	$61,417	$—	$61,417	$—
Residential mortgage backed securities	33,241	—	33,241	—
State and political subdivisions	107,540	—	106,036	1,504
Derivative financial instruments	62	—	62	—
Financial Liabilities
Derivative financial instruments	62	—	62	—

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s state and political subdivisions in the table above primarily relate to the discounted cash flows including the bond’s coupon, yield and expected maturity date.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
State and political subdivisions
Beginning balance, December 31, 2016	$1,504
Total gains or losses (realized/unrealized) included in other comprehensive income	(2)
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, March 31, 2017	$1,502

Beginning balance, December 31, 2015	$1,504
Total gains or losses (realized/unrealized) included in other comprehensive income	—
Included in earnings	—
Purchases	—
Paydowns and maturities	—
Transfers in and/or out of Level 3	—
Ending balance, March 31, 2016	$1,504

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

March 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Mortgage loans held for sale	$78	$—	$—	$78
Impaired loans	11,855	—	—	11,855
Foreclosed assets	915	—	—	915

December 31, 2016
Financial Assets
Mortgage loans held for sale	$1,230	$—	$—	$1,230
Impaired loans	12,020	—	—	12,020
Loans held for sale	1,085	—	—	1,085
Foreclosed assets	725	—	—	725

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Discount Range
Assets
March 31, 2017
Mortgage loans held for sale	$78	Secondary market pricing	Selling costs	—
Impaired loans	11,855	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Foreclosed assets	915	Appraisal of Collateral	Selling costs	10.00%
December 31, 2016
Mortgage loans held for sale	1,230	Secondary market pricing	Selling costs	—
Impaired loans	12,020	Appraisal of Collateral	Appraisal adjustments Selling costs	10% to 25%
Loans held for sale	1,085	Appraisal of Collateral	Selling costs	10% to 25%
Foreclosed assets	725	Appraisal of Collateral	Selling costs	10.00%

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

As of March 31, 2017 and December 31, 2016, approximately $4.6 million, or 38%, and $3.1 million, or 32%, of impaired loans were evaluated for impairment using appraisals performed within twelve months of these dates, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows as of March 31, 2017 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$12,740	$12,740	$12,740	$—	$—
Interest-bearing deposits in banks	13,494	13,494	13,494	—	—
Securities available for sale	200,758	200,758	—	199,256	1,502
Nonmarketable equity securities	3,067	3,067	—	—	3,067
Mortgage loans held for sale	78	78	—	—	78
Loans, net	1,051,881	1,049,702	—	—	1,049,702
Accrued interest receivable	3,543	3,543	3,543	—	—
Derivative financial instruments	143	143	—	143	—
Financial liabilities:
Non-interest bearing deposits	261,532	261,532	261,532	—	—
Interest-bearing deposits	846,714	847,449	528,990	—	318,459
Other borrowed funds	89,298	89,133	89,133	—	—
Subordinated debt	15,300	16,185	—	—	16,185
Accrued interest payable	405	405	405	—	—
Derivative financial instruments	143	143	—	143	—

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2016 (in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$16,255	$16,255	$16,255	$—	$—
Interest-bearing deposits in banks	8,548	8,548	8,548	—	—
Securities available for sale	202,198	202,198	—	200,694	1,504
Nonmarketable equity securities	3,297	3,297	—	—	3,297
Mortgage loans held for sale	1,230	1,230	—	—	1,230
Loans held for sale	1,085	1,085	—	—	1,085
Loans, net	979,934	980,290	—	—	980,290
Accrued interest receivable	3,521	3,521	3,521	—	—
Derivative financial instruments	62	62	—	62	—
Financial liabilities:
Non-interest bearing deposits	247,856	247,856	247,856	—	—
Interest-bearing deposits	835,300	836,103	508,422	—	327,681
Other borrowed funds	51,153	51,110	—	—	51,110
Subordinated debt	15,300	16,182	—	—	16,182
Accrued interest payable	566	566	566	—	—
Derivative financial instruments	62	62	—	62	—

Note 13.	Derivatives and Hedging Activities

Derivative contracts entered into by the Bank are limited to those that do not qualify for hedge accounting treatment. The Bank provides clients with interest rate swap transactions and offsets the transactions with interest rate swap transactions with another financial institution as a means of providing loan terms agreeable to both parties. As of March 31, 2017 and December 31, 2016, there were $26.8 million and $1.2 million, respectively, outstanding notional values of swaps where the Bank receives a variable rate of interest and the client receives a fixed rate of interest. This is offset with counterparty contracts where the Bank pays a floating rate of interest and receives a fixed rate of interest. The estimated fair value of interest rate swaps was $143,000 and $62,000 as of March 31, 2017 and December 31, 2016, respectively, and was recorded gross as an asset and a liability. Swaps with clients and third-party financial institutions are carried at fair value with adjustments recorded in other income. The gross amount of the adjustments to the income statement were $81,000 and $0 during the three months ended March 31, 2017 and March 31, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. Risk Factors and other sections of the Company’s December 31, 2016 Annual Report on Form 10-K and the Company’s other filings with the SEC, and other risks and uncertainties, including changes in interest rates, general national and international economic conditions including those in the Company’s market area, legislative/regulatory changes, including the rules adopted by the U.S. Federal banking authorities to implement the Basel III capital accords, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, system failure or breaches of our network security, accounting principles, policies and guidelines, and unexpected results of the Merger, including possible termination of the Agreement and Plan of Merger. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
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

On February 6, 2017, First Community entered into an Agreement and Plan of Merger with First Busey, pursuant to which First Community will merge into First Busey, with First Busey as the surviving corporation. It is anticipated that the Bank will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the Merger. At the time of the bank merger, the Bank’s banking offices will become branches of Busey Bank. The Merger is anticipated to be completed in mid-2017, and is subject to the satisfaction of customary closing conditions contained in the Agreement and Plan of Merger, including the approval of the appropriate regulatory authorities and the stockholders of First Community. First Busey has received approval of the Merger from the Board of Governors of the Federal Reserve, contingent on First Busey receiving all other regulatory approvals, including approval from the bank regulators of the bank merger. First Community’s special meeting of stockholders to approve the Merger is scheduled for June 7, 2017. More information about the Merger can be found in First Community’s proxy statement for the special meeting filed with the SEC on May 1, 2017, which will be sent to stockholders of First Community.

FINANCIAL SUMMARY

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Period-End Balance Sheet
(In thousands)(Unaudited)
Assets
Cash and due from banks	$12,740	$16,225	$21,622	$13,777	$9,132
Interest-bearing deposits in banks	13,494	8,548	33,349	19,335	30,558
Securities available for sale	200,758	202,198	188,062	179,517	203,874
Mortgage loans held for sale	78	1,230	1,331	711	133
Loans held for sale	—	1,085	—	—	—
Leases, net	3,381	3,290	739	448	—
Commercial real estate	474,035	425,910	419,958	410,461	378,304
Commercial	296,309	281,804	274,889	239,038	181,142
Residential 1-4 family	181,426	175,978	167,388	143,908	139,208
Multifamily	36,040	36,703	31,880	30,809	31,511
Construction and land development	51,085	47,338	39,836	30,834	27,798
Farmland and agricultural production	11,892	12,628	12,985	9,235	9,060
Consumer and other	9,664	7,967	9,280	7,924	7,250
Total loans	1,063,832	991,618	956,216	872,209	774,273
Allowance for loan losses	11,951	11,684	12,284	12,044	11,335
Net loans	1,051,881	979,934	943,932	860,165	762,938
Other assets	57,818	58,990	57,563	51,409	54,227
Total Assets	$1,336,769	$1,268,210	$1,246,598	$1,125,362	$1,060,862

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$261,532	$247,856	$246,262	$203,258	$204,414
Savings deposits	69,295	64,695	61,399	40,603	38,481
NOW accounts	165,696	160,862	151,243	103,324	104,136
Money market accounts	293,999	282,865	267,667	238,229	237,873
Time deposits	317,724	326,878	338,680	311,416	294,076
Total deposits	1,108,246	1,083,156	1,065,251	896,830	878,980
Total borrowings	104,598	66,419	61,879	114,701	72,237
Other liabilities	3,161	4,920	4,304	2,722	2,855
Total Liabilities	1,216,005	1,154,495	1,131,434	1,014,253	954,072
Shareholders’ equity	120,764	113,715	115,164	111,109	106,790
Total Shareholders’ Equity	120,764	113,715	115,164	111,109	106,790
Total Liabilities and Shareholders’ Equity	$1,336,769	$1,268,210	$1,246,598	$1,125,362	$1,060,862

FINANCIAL SUMMARY
	Three months ended,
Period-End Income Statement	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Interest income:	(In thousands, except per share data)(Unaudited)
Loans, including fees	$11,032	$10,663	$10,229	$9,024	$8,508
Securities	1,134	1,033	1,041	1,042	1,101
Federal funds sold and other	39	53	43	21	19
Total interest income	12,205	11,749	11,313	10,087	9,628
Interest expense:
Deposits	1,211	1,150	1,081	957	940
Federal funds purchased and other borrowed funds	69	61	112	119	93
Subordinated debentures	297	297	297	297	297
Total interest expense	1,577	1,508	1,490	1,373	1,330
Net interest income	10,628	10,241	9,823	8,714	8,298
Provision for loan losses	375	183	383	500	—
Net interest income after provision for loan losses	10,253	10,058	9,440	8,214	8,298
Noninterest income:
Service charges on deposit accounts	309	285	289	207	204
Gain on sale of loans	—	9	—	7	—
Gain on sale of securities	—	—	14	603	—
Mortgage fee income	116	214	169	109	78
Bargain purchase gain	—	—	1,920	—	—
Other	532	390	381	315	273
Total noninterest income	957	898	2,773	1,241	555
Noninterest expenses:
Salaries and employee benefits	4,222	4,309	3,812	3,311	3,256
Occupancy and equipment expense	475	548	568	429	437
Data processing	420	267	700	690	257
Professional fees	734	286	369	375	392
Advertising and business development	210	245	328	262	215
Losses on sale and writedowns of foreclosed assets, net	—	—	1	31	16
Foreclosed assets expenses, net of rental income	19	26	(99)	60	53
Other expense	1,358	1,237	1,380	974	1,310
Total noninterest expense	7,438	6,918	7,059	6,132	5,936
Income before income taxes	3,772	4,038	5,154	3,323	2,917
Income taxes	366	1,358	1,019	1,058	889
Net income applicable to common shareholders	$3,406	$2,680	$4,135	$2,265	$2,028

Basic earnings per share	$0.19	$0.16	$0.24	$0.13	$0.12

Diluted earnings per share	$0.19	$0.15	$0.24	$0.13	$0.12

COMMON STOCK DATA

	2017	2016
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Unaudited)
Market value (1):
End of period	$12.75	$11.70	$9.52	$8.80	$8.70
High	13.65	12.15	9.55	9.10	8.84
Low	10.70	9.10	8.35	8.18	7.00
Book value (end of period)	6.79	6.59	6.68	6.47	6.22
Tangible book value (end of period)	6.73	6.53	6.62	6.47	6.22
Shares outstanding (end of period)	17,774,886	17,242,645	17,237,845	17,183,780	17,175,864
Average shares outstanding	17,533,867	17,239,897	17,189,113	17,182,197	17,125,928
Average diluted shares outstanding	18,213,720	17,860,017	17,565,667	17,550,547	17,451,354

(1) The prices shown are as reported on the NASDAQ Capital Market.

ASSET QUALITY DATA

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
(Dollars in thousands)(Unaudited)
Loans identified as nonperforming	$5,441	$5,856	$8,385	$2,622	$2,146
Other nonperforming loans	—	—	91	—	—
Total nonperforming loans	5,441	5,856	8,476	2,622	2,146
Foreclosed assets	915	725	725	2,211	5,231
Total nonperforming assets	$6,356	$6,581	$9,201	$4,833	$7,377

Allowance for loan losses	$11,951	$11,684	$12,284	$12,044	$11,335
Nonperforming assets to total assets	0.48%	0.52%	0.74%	0.43%	0.70%
Nonperforming loans to total assets	0.41%	0.46%	0.68%	0.23%	0.20%
Allowance for loan losses to nonperforming loans	219.65%	199.52%	144.93%	459.34%	528.19%

ALLOWANCE FOR LOAN LOSSES ROLLFORWARD
(Dollars in thousands)(Unaudited)	Three months ended,
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Beginning balance	$11,684	$12,284	$12,044	$11,335	$11,741
Charge-offs	206	1,363	340	193	506
Recoveries	98	580	197	402	100
Net charge-offs (recoveries)	108	783	143	(209)	406
Provision for loan losses	375	183	383	500	—
Ending balance	$11,951	$11,684	$12,284	$12,044	$11,335

Net charge-offs (recoveries)	$108	$783	$143	$(209)	$406
Net charge-offs (recoveries) percentage annualized	0.04%	0.32%	0.06%	(0.11)%	0.21%

OTHER DATA
(Unaudited)
	Three months ended,
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Return on average assets	1.05%	0.85%	1.36%	0.84%	0.78%
Return on average equity	11.61%	9.44%	14.50%	8.36%	7.68%
Net interest margin	3.50%	3.42%	3.44%	3.39%	3.36%
Average loans to assets	78.40%	77.20%	75.50%	76.55%	73.63%
Average loans to deposits	92.08%	90.49%	90.92%	94.16%	88.00%
Average noninterest bearing deposits to total deposits	23.52%	23.44%	22.51%	22.75%	23.35%

COMPANY CAPITAL RATIOS
(Unaudited)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Tier 1 leverage ratio	9.26%	9.10%	9.15%	9.77%	9.72%
Common equity tier 1 capital ratio	10.33%	10.51%	10.83%	11.26%	11.94%
Tier 1 capital ratio	10.33%	10.51%	10.83%	11.26%	11.94%
Total capital ratio	12.68%	12.99%	13.52%	14.14%	14.99%
Tangible common equity to tangible assets	8.95%	8.88%	9.24%	10.47%	10.26%

NON-GAAP MEASURES

Pre-tax pre-provision core income (1)
(In thousands)(Unaudited)
	For the three months ended,
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Pre-tax net income	$3,772	$4,038	$5,154	$3,323	$2,917
Provision for loan losses	375	183	383	500	—
Gain on sale of securities	—	—	(14)	(603)	—
Merger related employee retention payments	232	—	—	—	—
Merger related expenses included in professional fees	417	—	24	26	100
Merger related expenses included in data processing fees	—	14	363	410	—
Severances paid in relation to the merger	—	—	92	—	—
Stock options included in other expense	—	—	165	—	—
Bargain purchase option	—	—	(1,920)	—	—
Losses on sale and writedowns of foreclosed assets, net	—	—	1	31	16
Foreclosed assets expense, net of rental income	19	26	(99)	60	53
Pre-tax pre-provision core income	$4,815	$4,261	$4,149	$3,747	$3,086

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
The following tables reflect the components of net interest income for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017			2016
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans (1)	$1,013,044	$11,032	4.42%	$768,983	$8,508	4.45%
Investment securities (2)	203,886	1,134	2.26%	206,535	1,101	2.14%
Interest-bearing deposits with other banks	13,566	39	1.17%	13,690	19	0.56%
Total earning assets	$1,230,496	$12,205	4.02%	$989,208	$9,628	3.91%
Other assets	61,583			55,124
Total assets	$1,292,079			$1,044,332

Liabilities
NOW accounts	$163,922	$117	0.29%	$104,467	$71	0.27%
Money market accounts	284,043	270	0.39%	234,455	162	0.28%
Savings accounts	65,882	16	0.10%	37,194	11	0.12%
Time deposits	325,690	808	1.01%	292,491	696	0.96%
Total interest bearing deposits	839,537	1,211	0.58%	668,607	940	0.57%
Securities sold under agreements to repurchase	23,543	10	0.17%	23,902	9	0.15%
Secured borrowings	—	—	—%	10,528	74	2.83%
FHLB borrowings	31,398	59	0.76%	12,067	10	0.33%
Subordinated debentures	15,300	297	7.87%	15,300	297	7.81%
Total interest bearing liabilities	909,778	$1,577	0.70%	730,404	1,330	0.73%
Noninterest bearing deposits	260,632			205,215
Other liabilities	4,370			3,051
Total liabilities	$1,174,780			$938,670

Total shareholders' equity	$117,299			$105,662

Total liabilities and equity	$1,292,079			$1,044,332

Net interest income		$10,628			$8,298

Interest rate spread			3.32%			3.18%

Net interest margin			3.50%			3.37%

Footnotes:
(1) Average loans include nonperforming loans
(2) No tax-equivalent adjustments were made, as the effect therof was not material
First quarter 2017 net interest income was up $2.3 million, or 28.08%, from the first quarter 2016. The increase was primarily attributable to an increase in average loan balances and higher net interest margin. The Company’s net interest margin was 3.50% for the first quarter of 2017, compared to 3.37% in the first quarter of 2016. The increase was primarily attributable to two prime rate increases since mid December 2016 in response to the Federal Reserve increasing the targeted Federal Funds rate by 25 basis points in December 2016 and again in March 2017.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the periods noted (dollars in thousands):

	Three months ended March 31,
	2017 compared to 2016
	Average Volume	Average Rate	Mix	Net Increase (Decrease)
Interest Income
Loans	$2,599	$(57)	$(18)	$2,524
Investment securities	(14)	48	(1)	33
Interest bearing deposits with other banks	—	20	—	20
Total interest income	2,585	11	(19)	2,577

Interest expense
NOW accounts	38	5	3	46
Money market accounts	35	59	14	108
Savings accounts	8	(2)	(1)	5
Time deposits	72	36	4	112
Secured borrowings	(74)	—	—	(74)
Securities sold under agreements to repurchase	—	1	—	1
FHLB borrowings	16	13	20	49
Subordinated debentures	—	—	—	—
Total interest expense	95	112	40	247
Change in net interest income	$2,490	$(101)	$(59)	$2,330
Provision for Loan Losses
The Company recorded a provision for loan losses of $375,000 and $0 for the three months ended March 31, 2017 and 2016, respectively. The Company had net charge-offs of $108,000 and net recoveries of $406,000 for the three months ended March 31, 2017 and 2016, respectively. Nonperforming loans decreased 7.09% from $5.9 million at December 31, 2016 to $5.4 million at March 31, 2017 as a result of charge-offs and the return of one nonaccrual relationship to accrual status.
Noninterest Income

The following table sets forth the components of noninterest income for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Service charges on deposit accounts	$309	$204	$105	51%
Mortgage fee income	116	78	38	49%
Other	532	273	259	95%
Total noninterest income	$957	$555	$402	72%

Service charges on deposits increased by $105,000 for the three months ended March 31, 2017 compared to the three months ended 2016 which was primarily due to an increase in account analysis fees during the first quarter of 2017 in addition to fees charged on deposit accounts as a result of the third quarter 2016 acquisition of Mazon State Bank.
Mortgage fee income increased by $38,000 for the three months ended March 31, 2017 as compared to the same period in 2016 as a result of increased mortgage sale volumes since the completion of the Mazon acquisition in 2016 in addition to increased loan originations during the first quarter of 2017.
The increase in other non-interest income of $259,000 was primarily the result of a $144,000 fee earned on a swap transaction that closed in the first quarter of 2017 offset by lower income related to letter of credit fees, lease referral income and other miscellaneous income.
Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$4,222	$3,256	$966	30%
Occupancy and equipment expense	475	437	38	9%
Data processing	420	257	163	63%
Professional fees	734	392	342	87%
Advertising and business development	210	215	(5)	(2)%
Losses on sale and writedowns of foreclosed assets, net	—	16	(16)	(100)%
Foreclosed assets, net of rental income	19	53	(34)	64%
Other expense	1,358	1,310	$48	4%
Total noninterest expense	$7,438	$5,936	$1,502	25%

Salaries and employee benefit expenses were higher for the three months ended March 31, 2017 compared to the same period in 2016. This was due to the acquisition of Mazon State Bank during the third quarter of 2016 along with retention payments made in 2017 as a result of the pending Merger with First Busey.

Occupancy and equipment expense was higher for the three months ended March 31, 2017 compared to the same period in 2016 as we saw an increase in purchases and depreciation and amortization as a result the acquisition of Mazon State Bank.

Data processing expense increased $163,000 for the three months ended March 31, 2017 as compared to the same periods in 2016 as a part of the costs related to the acquisition of Mazon State Bank which took place in 2016.

Professional fees increased for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to legal payments during 2017 related to the merger with First Busey.

Advertising and business development expenses remained relatively flat during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Losses on sale and writedowns of foreclosed assets, net, were lower in the current year for the first three months, as there have been no properties sold or written down during the first three months of 2017.

Foreclosed asset expenses were lower for the three months ended March 31, 2017 compared to the same period in 2016 as a result of less properties being held during 2017, resulting in lower maintenance costs.

Income Taxes

The Company recorded income tax expense of $0.4 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in income tax expense was largely related to $936,000 in excess tax benefit on stock-based compensation, which is recognized as a credit to income tax expense by way of the adoption of ASU 2016-09. Net deferred tax assets were $5.7 million and $6.6 million at March 31, 2017 and December 31, 2016, respectively.

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. As of March 31, 2017, the Company did not have a valuation allowance against the net deferred tax assets.
Financial Condition
Loans
The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area. The table below shows our loan portfolio composition (dollars in thousands):

	March 31, 2017		December 31, 2016		March 31, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Land Development	$51,085	4%	$47,338	5%	$27,798	4%
Farmland and Agricultural Production	11,892	1%	12,628	1%	9,060	1%
Residential 1-4 Family	181,426	17%	175,978	18%	139,208	18%
Multifamily	36,040	3%	36,703	4%	31,511	4%
Commercial Real Estate	474,035	45%	425,985	43%	378,304	49%
Commercial and Industrial	296,309	29%	281,804	28%	181,142	23%
Leases, net	3,381	—%	3,290	—%	—	—%
Consumer and other	9,852	1%	7,967	1%	7,318	1%
Total Loans	$1,064,020	100%	$991,693	100%	$774,341	100%
Total loans increased by $289.7 million, or 37.41% year-over-year. New loans originated year-over-year were primarily in the commercial real estate and commercial and industrial categories and are a combination of new production and loans acquired from Mazon State Bank during 2016.
The contractual maturity distributions of our loan portfolio as of March 31, 2017 are indicated in the tables below:

	Loans Maturities March 31, 2017
(Dollars in thousands)	Within One Year	One Year to Five Years	After Five Years	Total
Construction and Land Development	$28,425	$18,995	$3,665	$51,085
Farmland and Agricultural Production	2,359	8,654	879	11,892
Residential 1-4 Family	25,339	97,345	58,742	181,426
Multifamily	2,536	30,486	3,018	36,040
Commercial Real Estate	73,303	245,087	155,645	474,035
Commercial and Industrial	106,561	162,578	27,170	296,309
Leases, net	174	3,207	—	3,381
Consumer and other	2,792	6,973	87	9,852
Total	$241,489	$573,325	$249,206	$1,064,020

March 31, 2017
(Dollars in thousands)	Due After One Year
Loans with:
Predetermined interest rates	$627,061
Floating or adjustable rates	195,470
$822,531
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

At March 31, 2017 and December 31, 2016, the allowance for loan losses was $12.0 million and $11.7 million, respectively. The allowance to total loan percentage declined from 1.46% at March 31, 2016, to 1.12% at March 31, 2017. This decrease has been the result of an improving net charge-off history, which is the starting point for the Company’s allowance for loan losses calculation. In addition, the allowance for loan losses to nonperforming loans decreased from 528.19% at March 31, 2016, to 219.65% at March 31, 2017 as a result of increases in nonperforming loans during 2016.

Charge-offs and recoveries for each major loan category are shown in the table below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$11,684	$11,741
Charge-offs:
Construction and Land Development	—	—
Residential 1-4 Family	26	9
Commercial Real Estate	177	—
Commercial and Industrial	—	496
Consumer and other	3	1
Total charge-offs	$206	$506
Recoveries:
Construction and Land Development	20	17
Residential 1-4 Family	5	27
Commercial Real Estate	6	8
Commercial and Industrial	66	48
Consumer and other	1	—
Total recoveries	$98	$100
Net charge-offs (recoveries)	108	406
Provision for loan losses	375	—
Allowance for loan losses at end of period	$11,951	$11,335
Selected loan quality ratios:
Net charge-offs (recoveries) to average loans	0.01%	0.05%
Allowance to total loans at end of period	1.12%	1.46%
Allowance to nonperforming loans at end of period	219.65%	528.19%
The following table provides additional detail of the balance of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	March 31, 2017		December 31, 2016
Balance at end of period applicable to:	Amount	% of Total Loans	Amount	% of Total Loans
Construction and Land Development	$304	3%	$1,549	13%
Farmland and Agricultural Production	50	—%	43	—%
Residential 1-4 Family	1,053	9%	948	8%
Multifamily	411	3%	254	2%
Commercial Real Estate	5,443	46%	4,496	39%
Commercial	4,630	39%	4,343	38%
Leases, net	18	—%	17	—%
Consumer and other	42	—%	34	—%
Total	$11,951	100%	$11,684	100%

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
There were approximately $5.4 million of nonperforming loans (loans with a nonaccrual status or past due 90 days or more) at March 31, 2017, which was lower than the $5.9 million of nonperforming loans at December 31, 2016.
There were $2.2 million in troubled debt restructurings accruing interest at March 31, 2017 and December 31, 2016.
Impaired loans were $11.9 million and $12.5 million at March 31, 2017 and December 31, 2016, respectively. Included in impaired loans at March 31, 2017 were $495,000 in loans with valuation allowances totaling $67,000, and $11.4 million in loans without valuation allowances. Included in impaired loans at December 31, 2016 were $1.3 million in loans with valuation allowances totaling $444,000 and $11.1 million in loans without valuation allowances.
The following presents the recorded investment in impaired loans:

	March 31, 2017	December 31, 2016	March 31, 2016
Nonaccrual loans	$5,441	$5,856	$2,146
Accruing loans delinquent 90 days or more	—	—	—
Nonperforming loans	$5,441	$5,856	$2,146
Troubled debt restructurings accruing interest	$2,216	$2,228	$2,207

We define potential problem loans as loans rated substandard which are still accruing interest.  We do not necessarily expect to realize losses on all potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of March 31, 2017 and December 31, 2016 were approximately $20.2 million and $19.1 million, respectively.  Management believes it has established an adequate allowance for probable loan losses, as appropriate under U.S. GAAP and applicable regulatory guidance.

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
The amortized cost and fair value of securities available for sale (in thousands) are as follows:

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential collateralized mortgage obligations	$61,206	$60,922	$62,081	$61,417
Residential mortgage backed securities	32,751	32,411	33,701	33,241
State and political subdivisions	107,115	107,425	108,403	107,540
Total securities available for sale	$201,072	$200,758	$204,185	$202,198
The decrease in available for sale securities during the three months ended March 31, 2017 was the result of maturities during the quarter.
Securities with a fair value of $115.3 million and $121.1 million were pledged as collateral on public funds, securities sold under agreements or for other purposes as required or permitted by law, as of March 31, 2017 and December 31, 2016, respectively.
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

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$261,532	24%	$247,856	23%
NOW and money market accounts	459,695	41%	443,727	41%
Savings	69,295	6%	64,695	6%
Time deposit certificates of $250,000 or more	82,169	7%	96,421	9%
Time deposit certificates, $100,000 to $250,000	130,491	12%	125,807	11%
Other time deposit certificates	105,064	10%	104,650	10%
Total	$1,108,246	100%	$1,083,156	100%

Total deposits increased $25.1 million, or 2.32%, since December 31, 2016. Noninterest bearing demand deposits increased $13.7 million, or 5.52%, since December 31, 2016. There was a decrease in time deposits of $9.2 million, or 2.80%, to $317.7 million at March 31, 2017, from $326.9 million at December 31, 2016. The ratio of time deposits to total deposits decreased from 30.18% at December 31, 2016 to 28.67% at March 31, 2017 as we have seen a shift toward more core funding.

The composition of brokered deposits included in deposits was as follows (in thousands):

	March 31, 2017	December 31, 2016
NOW and money market accounts	$65,048	$54,971
Time deposit certificates	31,720	41,169
	$96,768	$96,140

The following table sets forth our time deposits segmented by months to maturity and deposit amount (dollars in thousands):

	March 31, 2017
	Time Deposits $250 and Greater	Time Deposits of $100 - $250	Time Deposits of Less than $100	Total
Months to maturity:
Three or less	$23,598	$22,967	$16,389	$62,954
Over Three to Six	13,717	15,609	16,331	45,657
Over Six to Twelve	20,548	33,415	26,682	80,645
Over Twelve	24,306	58,500	45,662	128,468
Total	$82,169	$130,491	$105,064	$317,724

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and weighted average rates paid for each of the categories of short-term borrowings:

	March 31, 2017	December 31, 2016
(Dollars in thousands)
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$23,543	$22,966
Outstanding at end of period	22,298	24,153
Maximum month-end outstanding	23,957	25,488
Rate:
Weighted average interest rate during the year	0.17%	0.17%
Weighted average interest rate at end of the period	0.16%	0.16%

FHLB borrowings:
Balance:
Average daily outstanding	$31,398	$33,058
Outstanding at end of period	67,000	27,000
Maximum month-end outstanding	67,000	72,100
Rate:
Weighted average interest rate during the year	0.76%	0.38%
Weighted average interest rate at end of the period	0.87%	0.70%

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid to the Company by the Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies. As of March 31, 2017, the Bank was permitted to pay dividends due to having retained earnings of $6.4 million. Dividends of $2.8 million were paid by the Bank to the Company during the three months ended March 31, 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity, Tier 1 capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, each as defined in the applicable regulations. Management believes that as of March 31, 2017 and December 31, 2016, the Company and the Bank each met all of their respective capital adequacy requirements. See Note 11 to our Unaudited Consolidated Financial Statements for more information.

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
The Company follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. There were no uncertain tax positions as of March 31, 2017 and December 31, 2016.

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

The table below does not include unrealized losses on investment securities of $314,000 at March 31, 2017, in rate sensitive assets.

	March 31, 2017
	0-3 Months	3-12 Months	12-60 Months	> 60 Months	Total
Rate Sensitive Assets
Interest-Bearing Deposits with Bank	$13,494	$—	$—	$—	$13,494
Investment Securities	2,923	13,021	89,689	95,439	201,072
Loans	419,938	170,834	398,019	70,090	1,058,881
Non-Marketable Equity Securities	3,067	—	—	—	3,067
Total Rate Sensitive Assets	$439,422	$183,855	$487,708	$165,529	$1,276,514

Rate Sensitive Liabilities
NOW Accounts	$5,848	$17,544	$87,722	$54,582	$165,696
Money Market Accounts	85,820	85,164	123,015	—	293,999
Savings	8,315	24,946	36,034	—	69,295
Time Deposits	63,146	126,110	126,940	1,528	317,724
Total Interest Bearing Deposits	163,129	253,764	373,711	56,110	846,714
Borrowed Funds	67,787	2,636	19,560	14,615	104,598
Total Rate Sensitive Liabilities	$230,916	$256,400	$393,271	$70,725	$951,312

Cumulative Gap Report Summary Information
Rate Sensitive Assets (RSA)	$439,422	$623,277	$1,110,985	$1,276,514	$1,276,514
Rate Sensitive Liabilities (RSL)	230,916	487,316	880,587	951,312	951,312
Cumulative Gap (GAP=RSA-RSL)	208,506	135,961	230,398	325,202	325,202

Total Assets	$1,336,769

RSA/RSL	190.30%	127.90%	126.16%	134.18%	134.18%
RSA/Assets	32.87%	46.63%	83.11%	95.49%	95.49%
RSL/Assets	17.27%	36.45%	65.87%	71.17%	71.17%
Gap/Assets	15.60%	10.17%	17.24%	24.33%	24.33%
Gap/RSA	47.45%	21.81%	20.74%	25.48%	25.48%

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Item 1A. Risk Factors
There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A “Risk Factors,” in the Company’s 2016 Annual Report on Form 10-K. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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
First Community Financial Partners, Inc.

FIRST COMMUNITY FINANCIAL PARTNERS, INC.

Date: May 9, 2017	/s/ Glen L. Stiteley
Glen L. Stiteley
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

2.1
Agreement and Plan of Merger by and between First Busey Corporation and First Community Financial Partners, Inc., dated February 6, 2017* (incorporated herein by reference to Exhibit 2.1 to First Community Financial Partners, Inc.’s Form 8-K filed February 6, 2017)

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and March 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and March 31, 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

*
First Community has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. First Community will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.